Form 10-K
period 2016-12-31
COOPER TIRE & RUBBER CO
filed 2017-02-17
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2016 was $1,565,213,739.
The number of shares outstanding of the registrant’s common stock as of February 14, 2017 was 52,669,503.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
PART I

Item 1.	BUSINESS

Cooper Tire & Rubber Company with its subsidiaries (“Cooper” or the “Company”) is a leading manufacturer and marketer of replacement tires. It is the fifth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the twelfth largest tire company in the world based on sales. Cooper specializes in the design, manufacture, marketing and sales of passenger car, light truck, medium truck, motorcycle and racing tires.
The Company is organized into four business segments: North America, Latin America, Europe and Asia. Each segment is managed separately. Additional information on the Company’s segments as reported, including their financial results, total assets, products, markets and presence in particular geographic areas, appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Business Segments” note to the consolidated financial statements.
Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate 9 manufacturing facilities and 20 distribution centers in 10 countries. As of December 31, 2016, it employed 10,540 persons worldwide.

Business Segments
The Company has four segments under Accounting Standards Codification (“ASC”) 280, “Segments”:

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
Americas Tire Operations Segment
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement markets. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced primarily through an off-take agreement with Cooper Chengshan (Shandong) Tire Company Ltd. (“CCT”), the Company's former joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers (“OEMs”).
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2016 of approximately 12 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. medium truck tire market. A portion of the products manufactured by the segment are exported throughout the world.
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

International Tire Operations Segment
The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European segment has operations in the United Kingdom (“U.K.”) and the Republic of Serbia (“Serbia”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export. The Asian operations are located in the People’s Republic of China (“PRC”). In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. The segment also had a joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity. The majority of the tires manufactured by the segments are sold in the replacement market, with an increasing portion also sold to OEMs.
On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT"). After the transaction closed in December 2016, the Company owns 65 percent of the entity. Based on the Company's ownership percentage and corresponding control of voting rights, the results of GRT and 100 percent of its assets and liabilities are consolidated from the date of the closing. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. Passenger car radial tires may also be manufactured at the facility in the future.
The segment has also established sales, marketing, distribution and research and development capabilities to support the Company’s objectives.
As in the Americas Tire Operations segment, the International Tire Operations segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers.
Raw Materials
The Company’s principal raw materials include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. The Company acquires its raw materials from various sources around the world to assure continuing supplies for its manufacturing operations and to mitigate the risk of potential supply disruptions.
During 2016, the Company experienced lower raw material costs compared with 2015. Raw material costs in the fourth quarter of 2016 were flat to 2015, and began to increase sharply at the end of 2016. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.
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

At December 31, 2016, the Company held cash and cash equivalents of $504 million.
Research, Development and Product Improvement
The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2016, over 100 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $56 million, $52 million and $57 million during 2016, 2015 and 2014, respectively.
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
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft”, "Roadmaster", "Starfire" and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next two to 12 years.
Seasonal Trends
There is year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November.
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
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2016 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2017 for such uses will be material.
Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. The Company has a manufacturing facility and two distribution centers in Serbia. In total, there are seven distribution centers and five sales offices in Europe. The Company has a manufacturing facility and a joint venture manufacturing facility, two distribution centers, a technical center, a sales office and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Latin America, the Company has a joint venture manufacturing facility, an administrative office, three sales offices and a distribution center.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience
Brenda S. Harmon	65	Senior Vice President and Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since December 2009.
Bradley E. Hughes	55	President, Chief Executive Officer and Director
President, Chief Executive Officer and Director since September 2016. Senior Vice President and Chief Operating Officer from January 2015 to September 2016. Senior Vice President and President-International Tire Operations from July 2014 to January 2015. Senior Vice President and Chief Financial Officer from September 2014 to December 2014. Senior Vice President, Chief Financial Officer and Treasurer from July 2014 to September 2014. Vice President, Chief Financial Officer and Treasurer from November 2013 to July 2014. Vice President and Chief Financial Officer from November 2009 to November 2013.

Ginger M. Jones	52	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since May 2016. Vice President and Chief Financial Officer from December 2014 to May 2016. Previously Senior Vice President and Chief Financial Officer of Plexus Corporation, an electronics manufacturing services company, from 2011 to May 2014; Vice President and Chief Finance Officer of Plexus Corporation from 2007 to 2011.

Stephen Zamansky	46	Senior Vice President, General Counsel and Secretary
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

Some of the more significant risk factors related to the Company follow:
Pricing volatility for raw materials or commodities or an inadequate supply of key raw materials could result in increased costs and may significantly affect the Company’s profitability.
The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain highly volatile. Increasing costs for raw material supplies will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Even if the Company is able to pass along these higher costs, its profitability may be adversely affected until it is able to do so. Decreasing costs for raw materials could also affect margins if the Company is unable to maintain its pricing structure due to the need to offer price reductions to remain competitive. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted or otherwise adversely affected.
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
In addition, the bankruptcy, restructuring or consolidation of one or more of the Company’s major customers or suppliers due to current global economic conditions could result in the write-off of accounts receivable, a reduction in purchases of the Company’s products or a supply disruption to its facilities, which could harm the Company’s results of operations, financial condition and liquidity.
The Company’s results could be impacted by changes in tariffs or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials.
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs or other trade restrictions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
For example, antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. These determinations are undergoing an Administrative Review with the preliminary results being expected in the third quarter of 2017.
In addition, antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. Final determinations in these investigations are expected during the first quarter of 2017. Currently, the Company sources its truck and bus tires exclusively from the PRC.
The imposition of additional duties or other trade restrictions in the U.S. on certain tires imported from the PRC or other countries will result in higher costs and potentially lower margins, or in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.
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
The tire industry is a highly competitive, global industry. Some of the Company’s competitors are larger companies with greater financial resources. Intense competitive activity in the replacement tire industry has caused, and will continue to cause, pressures on the Company’s business. As the Company increases its presence in the original equipment market, the demand for products by the OEM's will be impacted by automotive vehicle production. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the impact could become material on the Company’s earnings.
The Company may not be successful in executing and integrating acquisitions into its operations, which could harm its results of operations and financial condition.
The Company routinely evaluates potential acquisitions, such as the recent purchase of a majority interest in GRT, and may pursue additional acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing and integrating any acquisition opportunities or what the consequences of any acquisition would be. The Company may encounter various risks in any acquisitions, including:

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
From time to time, the Company is also subject to litigation or other commercial disputes and other legal proceedings relating to its business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s financial condition, cash flows and results of operations.

The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the U.S.
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has a wholly-owned manufacturing entity, Cooper Kunshan, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established an operation in Serbia. In 2014, the Company entered into off-take agreements with CCT, subsequent to the Company’s sale of its ownership interest in this former joint venture, to continue supplying tires to the Company. CCT is currently the primary supplier of medium truck tires for the Company. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company's results could be impacted by changes in tariffs or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials."
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
Compliance with legal and regulatory initiatives could increase the cost of operating the Company’s business.
The Company is subject to federal, state, local and foreign laws and regulations. Compliance with those laws now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations. Changes as the result of elections in the U.S. and worldwide make it difficult to predict the legislative and regulatory changes that may occur.
Several countries have or may implement labeling requirements for tires. This legislation could cause the Company’s products to be at a disadvantage in the marketplace resulting in a loss of market share or could otherwise impact the Company’s ability to distribute and sell its tires.
In addition, while the Company believes that its tires are free from design and manufacturing defects and comply with all applicable regulations and standards, it is possible that a recall of the Company’s tires could occur in the future. A recall could harm the Company’s reputation, operating results and financial position.
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
The Company periodically requires access to the capital and financial markets as a significant source of liquidity for maturing debt payments or working capital needs that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets and bank financings. Additionally, any inability to access the capital markets or bank financings, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, sell important assets or, in extreme cases, seek protection from creditors. See also related comments under “There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.”
The Company’s operations in the PRC have been financed in part using multiple loans from several lenders to finance working capital needs. These loans are generally for terms of one year or less. Therefore, debt maturities occur frequently and access to the capital markets and bank financings is crucial to the Company’s ability to maintain sufficient liquidity to support its operations in the PRC.

If the Company fails to develop technologies, processes or products needed to support consumer demand or, consumer demand shifts, it may lose significant market share or be unable to recover associated costs.
The Company’s ability to sell tires may be significantly impacted if it does not develop or have available technologies, processes, or products that competitors may be developing and consumers demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires or changes in the types of tires consumers desire.
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
The Company may initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business. Such restructuring actions could have a significant negative impact on the Company’s earnings or cash flows in the short-term.
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
The Company’s assessment of the realizability of deferred tax assets is based on certain assumptions regarding future profitability, and potentially adverse business conditions could have a negative impact on the future realizability of the deferred tax assets and therefore impact the Company’s future operating results or financial position.
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
Because the Company conducts transactions in various non-U.S. currencies, including the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Norwegian krone, Mexican peso, Chinese yuan, Serbian dinar and Brazilian real, fluctuations in foreign currency exchange rates may impact the Company’s financial condition, results of operations and cash flows, despite currency hedging actions by the Company. The Company’s operating results are subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company’s sales have historically been affected by, and may continue to be affected by, these fluctuations. Exchange rate movements between currencies in which the Company sells its products have been affected by and may continue to result in exchange losses that could materially affect results. During times of strength of the U.S. dollar, the reported revenues of the Company’s international operations will be reduced because local currencies will translate into fewer dollars. In addition, a strong U.S. dollar may increase the competitiveness of competitors based outside of the United States. As a result, continued strengthening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
The Company is facing risks emanating from the enactment of legislation by the U.S. government, including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act, which are collectively referred to as healthcare legislation. The future of this major legislation and any replacement is now in question and the ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES
As shown in the following table, at December 31, 2016, the Company maintained 54 manufacturing facilities, distribution centers, retail stores, technical centers and office facilities worldwide. A majority of the manufacturing facilities are wholly-owned by the Company. Some manufacturing, distribution and office facilities are leased.

	Americas Tire Operations			International Tire Operations
Type of Facility	North America	Latin America		Europe	Asia		Total
Manufacturing	4	1	*	2	2	*	9
Distribution centers	10	1		7	2		20
Retail stores	3	—		—	—		3
Technical centers and offices	7	4		7	4		22
Total	24	6		16	8		54

*	This includes a manufacturing facility that is a joint venture.
The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS

The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2016. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.
Stockholder Derivative Litigation
On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits were transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company was named as a nominal defendant in the lawsuits, and the lawsuits sought recovery for the benefit of the Company. The plaintiffs alleged that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also asserted claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints sought, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported stockholder of the Company also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the stockholder derivative lawsuits; following an investigation, the board of directors determined that the actions requested in the demand were not in the Company’s interests and accordingly rejected the demand. On November 30, 2016, the derivative lawsuit plaintiffs voluntarily dismissed the cases.
The Company regularly reviews the probable outcome of outstanding legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market information
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	High	Low
Year Ended December 31, 2016
First Quarter	$40.75	$32.58
Second Quarter	38.12	29.29
Third Quarter	38.16	29.43
Fourth Quarter	40.21	33.50

	High	Low
Year Ended December 31, 2015
First Quarter	$42.86	$32.51
Second Quarter	43.94	33.52
Third Quarter	41.74	31.18
Fourth Quarter	43.40	37.59
Five-Year Stockholder Return Comparison
The SEC requires that the Company include in its annual report to stockholders a line graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the Standard & Poor’s (“S&P”) Stock Index and either a published industry or line-of-business index or an index of peer companies selected by the Company. In 1993, the Company chose what is now the S&P 500 Auto Parts & Equipment Index as the most appropriate of the nationally recognized industry standards and has used that index for its stockholder return comparisons in all of its annual reports since that time.
The following chart assumes three hypothetical $100 investments on December 31, 2011, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Year Ended December 31,
Company / Index	2012	2013	2014	2015	2016
Cooper Tire & Rubber Company	85.24	(3.70)	46.24	10.41	3.87
S&P 500 Index	16.00	32.39	13.69	1.38	11.96
S&P 500 Auto Parts & Equipment	4.45	64.76	3.68	(5.65)	(2.20)

	Base Period	INDEXED RETURNS Year Ended December 31,
Company / Index	2011	2012	2013	2014	2015	2016
Cooper Tire & Rubber Company	$100.00	$185.24	$178.39	$260.88	$288.05	$299.20
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 500 Auto Parts & Equipment	100.00	104.45	172.09	178.41	168.33	164.62

(b)	Holders
The number of holders of record at December 31, 2016 was 1,817.

(c)	Dividends
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

	2016		2015
March 31	$0.105	March 27	$0.105
June 30	0.105	June 29	0.105
September 30	0.105	September 28	0.105
December 29	0.105	December 29	0.105
Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities
The following table sets forth a summary of the Company’s purchases during the quarter ended December 31, 2016 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period(1)(2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	229,880	$37.31	229,880	$126,625
November 1, 2016 through November 30, 2016	230,055	$36.65	230,055	$118,201
December 1, 2016 through December 31, 2016	218,220	$38.98	218,220	$109,702
Total	678,155		678,155

(1)
On February 20, 2015, the Board of Directors authorized a program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “Repurchase Program”). On February 19, 2016, the Board of Directors increased the amount under and expanded the duration of the Repurchase Program (as amended, the “February 2016 Repurchase Program”). The February 2016 Repurchase Program amended and superseded the Repurchase Program and allowed the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 was included in the $200,000 maximum amount authorized by the February 2016 Repurchase Program. No other changes were made. The February 2016 Repurchase Program did not obligate the Company to acquire any specific number of shares and could be suspended or discontinued at any time without notice. Under the February 2016 Repurchase Program, shares could have been repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(2)
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the February 2016 Repurchase Program (as amended, the "February 2017 Repurchase Program"). The February 2017 Repurchase Program amended and superseded the February 2016 Repurchase Program and allows the Company to repurchase up to $300,000, excluding commissions, of the Company’s common stock through December 31, 2019. The remaining authorization under the February 2016 Repurchase Program as of February 16, 2017 is included in the $300,000 maximum amount authorized by the February 2017 Repurchase Program. No other changes were made.

Item 6.	SELECTED FINANCIAL DATA

(Dollar amounts in thousands except per share amounts)
	2016	2015	2014 (a)	2013	2012
Net sales	$2,924,869	$2,972,901	$3,424,809	$3,439,233	$4,200,836
Operating profit	$384,387	$354,480	$300,458	$240,714	$396,962
Income before income taxes	$367,093	$334,028	$348,519	$212,971	$368,450
Net income attributable to Cooper Tire & Rubber Company	$248,381	$212,766	$213,578	$111,013	$220,371
Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	4.56	3.73	3.48	1.75	3.52
Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	4.51	3.69	3.42	1.73	3.49
Dividends per share	$0.42	$0.42	$0.42	$0.42	$0.42
Weighted average shares outstanding (000s):
Basic	54,480	57,012	61,402	63,327	62,561
Diluted	55,090	57,623	62,401	64,282	63,224
Property, plant and equipment, net	$864,227	$795,198	$740,203	$974,269	$929,255
Total assets	$2,619,395	$2,436,176	$2,488,937	$2,737,070	$2,799,999
Long-term debt	$297,094	$296,412	$297,937	$319,882	$334,981
Total equity	$1,130,236	$1,017,611	$884,261	$1,157,625	$908,416
Capital expenditures	$175,437	$182,544	$145,041	$180,448	$187,336
Depreciation and amortization	$130,257	$121,408	$139,166	$134,751	$128,916
Number of employees	10,540	9,119	8,881	13,280	13,550

(a)
The Company sold its ownership interest in CCT during the fourth quarter of 2014. Results include a gain on sale of interest in subsidiary of $77,471. Income tax expense on the gain on sale of interest in subsidiary was $21,767.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business of the Company
The Company specializes in the design, manufacture, marketing and sales of passenger car, light truck, medium truck, motorcycle and racing tires. The Company’s products are sold globally, primarily in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires as well as other automotive products.
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
In recent years, the Company expanded operations in what are considered lower-cost countries. These initiatives include the Cooper Kunshan Tire manufacturing operation in the PRC, the former CCT joint venture in the PRC (in which the Company sold its ownership interest in November 2014), a joint venture manufacturing operation in Mexico, a manufacturing facility in Serbia and the purchase of a majority interest in the GRT joint venture manufacturing operation in the PRC in December 2016. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico, Eastern Europe and the PRC. Through a variety of other projects, the Company also has improved the competitiveness of its manufacturing operations in the United States.
On June 12, 2013, the Company and wholly owned subsidiaries of Apollo Tyres Ltd. (the “Apollo Entities”) announced the execution of an Agreement and Plan of Merger under which a wholly-owned subsidiary of the Apollo entities was to acquire the Company in an all-cash transaction valued at approximately $2.5 billion. On December 30, 2013, the Company terminated the Agreement and Plan of Merger.
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
On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. After the transaction closing on December 1, 2016, the Company owns 65 percent of the entity. Based on the Company's ownership percentage and corresponding control of voting rights, the results of GRT and 100 percent of its assets and liabilities are consolidated from the date of the transaction. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. Passenger car radial tires may also be manufactured at the facility in the future.
The following discussion of financial condition and results of operations should be read together with “Selected Financial Data,” the Company’s consolidated financial statements and the notes to those statements and other financial information included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company, a discussion of past results of the Company’s segments, future outlook for the Company and information concerning the liquidity, capital resources and critical accounting policies of the Company. The Company's future results may differ materially from those indicated in the forward-looking statements, including for the reasons noted in the Risk Factors in Item 1A.
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)

	2016	Change	2015	Change	2014
Net Sales
Americas Tire	$2,600,323	(3.1)%	$2,684,754	3.8%	$2,585,484
International Tire	464,003	2.7%	451,879	(60.4)%	1,140,826
Eliminations	(139,457)	14.8%	(163,732)	45.7%	(301,501)
Net sales	2,924,869	(1.6)%	2,972,901	(13.2)%	3,424,809
Operating profit (loss):
Americas Tire	439,941	4.0%	422,929	53.9%	274,837
International Tire	5,998	n/m	(19,133)	n/m	74,566
Unallocated corporate charges	(60,308)	15.2%	(52,342)	7.0%	(48,930)
Eliminations	(1,244)	n/m	3,026	n/m	(15)
Operating profit	384,387	8.4%	354,480	18.0%	300,458
Interest expense	(26,604)	11.7%	(23,820)	(15.3)%	(28,138)
Interest income	4,378	98.0%	2,211	47.4%	1,500
Gain on sale of interest in subsidiary	—	n/m	—	n/m	77,471
Other non-operating income (expense)	4,932	n/m	1,157	n/m	(2,772)
Income before income taxes	367,093	9.9%	334,028	(4.2)%	348,519
Provision for income taxes	115,799	(2.1)%	118,224	5.8%	111,697
Net income	251,294	16.4%	215,804	(8.9)%	236,822
Net income attributable to noncontrolling shareholders’ interests	2,913	(4.1)%	3,038	(86.9)%	23,244
Net income attributable to Cooper Tire & Rubber Company	$248,381	16.7%	$212,766	(0.4)%	$213,578
Basic earnings per share	$4.56	22.3%	$3.73	7.2%	$3.48
Diluted earnings per share	$4.51	22.2%	$3.69	7.9%	$3.42
n/m – not meaningful
2016 versus 2015
Consolidated net sales for the year ended December 31, 2016 were $2,925 million, a decrease of $48 million from 2015. The Company experienced less favorable pricing and mix ($77 million), which was offset by higher unit volumes ($78 million) compared with 2015. The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Currency impacts were unfavorable ($49 million) compared with 2015.
The Company recorded operating profit of $384 million in 2016, an increase of $30 million compared with 2015. The Company experienced favorable raw material costs inclusive of tariffs, including preliminary truck and bus tire duties, net of price and mix ($48 million) and higher unit volumes ($9 million), partially offset by a pension settlement charge ($12 million) in 2016. Manufacturing costs increased ($21 million) compared to 2015, primarily as a result of higher costs related to the greater complexity of manufacturing more higher value, higher margin tires in the Americas. Product liability charges decreased ($13 million) compared with 2015. Selling, general and administrative costs decreased ($7 million) and other operating costs increased ($14 million), including unfavorable currency impacts, compared with 2015.
In 2016, in order to reduce the size and potential future volatility of the Company's domestic defined benefit pension plan obligations, the Company offered certain plan participants with deferred vested benefits the opportunity to make a one-time election to receive a lump sum distribution of their benefits. Based on participants that accepted the offer, the company paid

$23 million of lump sum distributions from plan assets in the third quarter of 2016, which resulted in a non-cash settlement charge ($11 million) in the third quarter of 2016 included within unallocated corporate charges. An additional non-cash settlement charge ($1 million) was incurred in the fourth quarter as a result of normal course settlements. Additional information related to the Company's accounting for the pension settlement charges appears in the Notes to the Consolidated Financial Statements.
During the first three quarters of 2016, the Company experienced lower costs for certain of its principal raw materials compared with 2015. Raw material costs in the fourth quarter of 2016 were flat to the prior year, and began to increase sharply at the end of 2016. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing, which accelerates the impact to cost of goods sold from changes to raw material prices.
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
Product liability expense decreased $13 million to $65 million in 2016 as compared to 2015. The decrease in the expense compared to the prior year is the result of claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Consolidated Financial Statements.
Selling, general, and administrative expenses were $256 million in 2016 (8.7 percent of net sales) and $263 million in 2015 (8.8 percent of net sales). The reduction in selling, general and administrative expenses was driven primarily by decreased incentive compensation.
Interest expense increased $3 million compared with 2015. Interest income increased $2 million compared to 2015.
Other income increased $4 million compared with 2015, primarily due to foreign currency forward contracts.
For the year ended December 31, 2016, the Company recorded an income tax expense of $116 million (effective rate of 31.5 percent) compared with $118 million (effective rate of 35.4 percent) in 2015. Worldwide tax expense is impacted significantly by the mix of earnings between US and international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances. The effective tax rate decreased due to a more favorable mix of foreign earnings in lower rate jurisdictions. Discrete tax amounts for 2016 were unfavorable compared with the prior year because 2015 included increased research and development credits and higher amounts for the lapse of statutes related to uncertain tax positions.
Net income attributable to noncontrolling shareholders’ interests was comparable to 2015.
The effects of inflation did not have a material effect on the results of operations of the Company in 2016.
2015 versus 2014
Consolidated net sales for 2015 were $2,973 million, a decrease of $452 million from 2014. The absence of CCT resulted in decreased sales during 2015 ($546 million). Excluding CCT, unit volumes increased ($194 million), which was partially offset by less favorable pricing and mix ($73 million) and unfavorable exchange rates ($27 million) compared with 2014.

The Company recorded operating profit of $354 million in 2015, an increase of $54 million compared with 2014. The absence of CCT reduced operating profit by $78 million. Excluding CCT, lower raw material costs net of price ($183 million) and higher unit volumes ($32 million) were partially offset by higher product liability charges ($2 million). Excluding CCT, manufacturing costs increased ($44 million) compared to 2014, primarily as a result of the reconfiguration of the Company's U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension, incentive based compensation and technical spending. Excluding CCT, selling, general, and administrative costs increased ($20 million) and other operating costs increased ($17 million), including unfavorable currency impacts, compared with 2014.

Product liability expenses totaled $79 million and $77 million in 2015 and 2014, respectively. The increase in the expense compared to the prior year is the result of claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims.
Selling, general, and administrative expenses were $263 million in 2015 (8.8 percent of net sales) and $272 million in 2014 (8.0 percent of net sales). The absence of CCT reduced selling, general and administrative expenses by $29 million in 2015. Excluding CCT, the increase in selling, general, and administrative expenses was driven primarily by increased incentive based compensation, partially offset by decreases in the accruals for stock-based liabilities.
Interest expense decreased $4 million compared with 2014 due primarily to the absence of CCT. Interest income remained comparable to 2014.
In 2014, the Company recorded income of $77 million as a result of the gain on the sale of the CCT operations. The gain represents the net of the cash received for the sale of CCT compared to the net asset carrying value of CCT in the Company’s books as of the sale date.
Other income increased $4 million compared with 2014, primarily due to foreign currency forward contracts
For the year ended December 31, 2015, the Company recorded an income tax expense of $118 million (effective rate of 35.4 percent) compared with $112 million (effective rate of 32.0 percent) in 2014. The 2014 amounts include tax expense of $22 million on the gain on the sale of the CCT operations of $77 million. Tax expense for 2015 increased from the prior year primarily due to increased pretax earnings in the United States.
Net income attributable to noncontrolling shareholders' interests decreased $20 million as a result of the absence of CCT.
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

Americas Tire Operations Segment

(Dollar amounts in thousands)
	2016	Change	2015	Change	2014
Sales	$2,600,323	(3.1)%	$2,684,754	3.8%	$2,585,484
Operating profit	$439,941	4.0%	$422,929	53.9%	$274,837
Operating margin	16.9%	1.1 points	15.8%	5.2 points	10.6%
Total unit sales change		(0.2)%		4.3%
United States replacement market unit shipment changes:
Passenger tires
Segment		(3.3)%		2.0%
RMA members		(2.3)%		4.0%
Total Industry		1.2%		(0.2)%
Light truck tires
Segment		(0.2)%		10.6%
RMA members		4.2%		7.9%
Total Industry		9.4%		1.6%
Total light vehicle tires
Segment		(2.5)%		3.9%
RMA members		(1.5)%		4.5%
Total Industry		2.2%		0.1%
The source of this information is the Rubber Manufacturers Association (“RMA”) and internal sources.
Overview
The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced predominantly through an off-take agreement that was entered into with CCT, the Company's former joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
2016 versus 2015
Sales
Net sales of the Americas Tire Operations segment decreased $84 million, or 3.1 percent, from 2015. The decrease in sales was a result of unfavorable pricing and mix ($57 million), unfavorable exchange rates ($22 million) and decreased unit volumes ($5 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Unit shipments for the segment decreased 0.2 percent in 2016 compared with 2015. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 2.5 percent in 2016 compared with 2015. This decrease compares with a 1.5 percent decrease in total light vehicle tire shipments experienced by the RMA, and a 2.2 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-RMA members. The decline in U.S. unit volume in 2016, which was driven by reduced private label shipments, was largely offset by increased unit volume in Latin America.

Operating Profit
Operating profit for the segment increased $17 million to $440 million in 2016. The segment experienced favorable raw material costs inclusive of tariffs, including preliminary truck and bus tire duties, net of price and mix ($36 million), lower product liability expense ($13 million) and decreased selling, general, and administrative costs ($1 million) compared to 2015. These were partially offset by lower unit volumes ($3 million). Manufacturing costs increased ($21 million) compared with 2015, including costs related to the greater complexity of manufacturing higher value, higher margin tires in North America. Other operating costs were unfavorable ($9 million) compared with 2015.
The segment’s internally calculated raw material index of 138.8 for the year ended December 31, 2016 was a decrease of 9.8 percent from 2015.
2015 versus 2014
Sales
Net sales of the Americas Tire Operations segment increased $99 million, or 3.8 percent, from 2014. The increase in sales was a result of increased unit volumes ($110 million), partially offset by unfavorable pricing and mix ($11 million). Unit shipments for the segment increased 4.3 percent in 2015 compared with 2014. In the U.S., the segment’s unit shipments of total light vehicle tires increased 3.9 percent in 2015 compared with 2014. This increase compares with a 4.5 percent increase in total light vehicle shipments experienced by the RMA, and a 0.1 percent increase in total light vehicle shipments experienced for the total industry, which includes an estimate for non-RMA members. The increased volume in 2015 was driven by higher unit sales of light truck and SUV tires, as well as passenger car tires.
Operating Profit
Operating profit for the segment increased $148 million to $423 million in 2015. Lower raw material costs net of price ($190 million) and higher unit volumes ($23 million) were partially offset by higher product liability expense ($2 million). Manufacturing costs increased ($37 million) compared with 2014 primarily as a result of the reconfiguration of the Company's U.S. manufacturing plants to increase production of higher value, higher margin products, coupled with higher costs related to pension, incentive based compensation and technical spending. Selling, general and administrative costs increased ($19 million) compared with 2014, primarily due to increased incentive based compensation. Other operating costs were unfavorable ($7 million) compared with 2014.
The segment’s internally calculated raw material index of 153.8 for the year ended December 31, 2015 was a decrease of 21.0 percent from 2014.
International Tire Operations Segment

(Dollar amounts in thousands)
	2016	Change	2015	Change	2014
Sales	$464,003	2.7%	$451,879	(60.4)%	$1,140,826
Operating profit (loss)	$5,998	n/m	$(19,133)	n/m	$74,566
Operating margin	1.3%	5.5 points	(4.2)%	(10.7) points	6.5%
Total unit sales change		6.9%		(43.1)%
n/m – not meaningful
Overview
The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European segment has operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of GRT, a joint venture manufacturing facility located in the PRC. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity. The majority of the tires manufactured by the segments are sold in the replacement market, with a growing portion also sold to OEMs.
2016 versus 2015
Sales
Net sales of the International Tire Operations segment increased $12 million, or 2.7 percent, from 2015. The segment experienced increased unit volumes ($32 million) and favorable price and mix ($7 million), which were partially offset by unfavorable exchange rates ($27 million) compared with 2015. Unit volume was higher in China due to increased sales in the domestic market for both original equipment and replacement tires, which offset the decline in exports to the United States. Unit volume increased in Europe based on higher European market sales along with an increase of exports to the United States.
Operating Profit
Operating profit for the segment increased $25 million to an operating profit of $6 million in 2016. The segment experienced favorable raw material costs net of price and mix ($23 million), decreased selling, general and administrative expenses ($1 million), and increased unit volumes ($5 million) compared to 2015. Other costs ($4 million), including unfavorable currency impacts, increased compared with 2015.
2015 versus 2014
Sales
Net sales of the International Tire Operations segment decreased $689 million, or 60.4 percent, from 2014. The absence of CCT for the entire year resulted in decreased unit volumes in 2015 ($642 million). Excluding CCT, the segment experienced increased unit volumes in both Asia and Europe ($32 million), which were more than offset by less favorable pricing and mix ($52 million) and unfavorable exchange rates ($27 million) compared with 2014. Unit volume was higher in China due to increased sales in the domestic market, including original equipment tires, which offset the decline in exports to the United States. Unit volume increased in Europe based on higher year over year sales of winter tires along with an increase of exports to the United States.
Operating Profit
Operating profit for the segment decreased $94 million to an operating loss of $19 million in 2015. The absence of CCT reduced operating profit by $78 million. Excluding CCT, unfavorable raw material costs net of price and mix ($9 million) and higher manufacturing costs ($7 million) were partially offset by higher unit volumes in both Asia and Europe ($7 million) and reduced selling, general, and administrative expenses ($2 million). Excluding CCT, other costs ($9 million), including unfavorable currency impacts, increased compared with 2014.

Outlook for the Company
In 2017, the Company expects unit volume growth in each of its four segments.

Raw material costs are volatile and difficult to project, but the Company's latest forecast indicates raw material costs to be up approximately 25 percent year over year in the first half of 2017, with slight sequential increases for the balance of the year.
The Company expects full year 2017 operating margin to be at the high end of the Company’s previously announced mid-term target of 8 to 10 percent. Total Company operating margin is expected to be around the low end of the 8 to 10 percent range in the first half of 2017, and to exceed 10 percent in the second half of the year. The Company also expects the International Operations segment to continue to improve operating profit in 2017, inclusive of the recently acquired majority interest in GRT.
The Company expects 2017 capital expenditures to range between $220 million and $250 million.
The full year 2017 effective tax rate is expected to be in a range of 30 to 33 percent.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash provided by operating activities of continuing operations was $310 million in 2016. During 2016, net income provided $251 million and other non-cash charges totaled $199 million. Changes in working capital consumed $140 million.
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
Source and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $175 million, $183 million and $145 million in 2016, 2015 and 2014, respectively.
During the fourth quarter of 2016, the Company invested $6 million to purchase 65 percent of GRT, net of $8 million of cash acquired. The Company received $171 million from the sale of its ownership interest in CCT in 2014.
The Company’s capital expenditure commitments at December 31, 2016 were $33 million and are included in the “Unconditional purchase” line of the Contractual Obligations table, which appears later in this section.
Sources and uses of cash in financing activities
The Company repurchased $108 million and $109 million of its common stock in 2016 and 2015, respectively, as part of the Company’s share repurchase program authorized by the Board of Directors. In 2014, the Company entered into a $200 million accelerated share repurchase program (the “ASR program”) with a major financial institution to repurchase shares of the Company’s common stock, which is reflected as the $200 million of cash used in financing activities in the Company's 2014 Consolidated Statement of Cash Flows. During 2014, the Company borrowed funds on its domestic credit lines to partially fund the ASR program and $40 million remained outstanding at December 31, 2014. During 2015, the Company repaid $41 million of short-term debt, including the repayment of $40 million of borrowings on its domestic credit lines. The Company repaid $1 million, $3 million and $36 million of maturing long-term debt in 2016, 2015 and 2014, respectively.
Dividends paid on the Company’s common shares were $23 million, $24 million and $26 million in 2016, 2015 and 2014, respectively. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ended December 31, 2016. The Company also paid $8 million in dividends to noncontrolling shareholders in the CCT and COOCSA joint ventures in 2014. Dividends paid to the noncontrolling shareholder in COOCSA were $1 million in each of 2016 and 2015.
During 2016, stock options were exercised to acquire 166,434 shares of common stock with a cash impact of $4 million, including $274 thousand of excess tax benefits on equity instruments. During 2015, stock options were exercised to acquire 1,025,699 shares of common stock with a cash impact of $24 million, including $4 million of excess tax benefits on equity instruments. During 2014, stock options were exercised to acquire 245,745 shares of common stock with a cash impact of $3 million, including $1 million of excess tax benefits on equity instruments.
Available cash, credit facilities and contractual commitments
At December 31, 2016, the Company had cash and cash equivalents of $504 million.
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
These credit facilities are undrawn, other than to secure letters of credit, at December 31, 2016. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at December 31, 2016, was $519 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $69 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $43 million at December 31, 2016.
The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at December 31, 2016 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
The Company’s cash requirements relating to contractual obligations at December 31, 2016 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	After 2021
Long-term debt	$290,458	$—	$—	$173,578	$—	$—	$116,880
Capital lease obligations and other	9,883	2,421	1,489	910	—	5,063	—
Interest on debt and capital lease obligations	134,405	23,127	23,127	23,127	9,241	8,994	46,789
Operating leases	86,937	23,746	19,311	15,978	13,110	7,214	7,578
Notes payable (a)	26,286	26,286	—	—	—	—	—
Purchase obligations (b)	214,274	178,244	36,030	—	—	—	—
Postretirement benefits other than pensions (c)	262,275	15,048	15,419	15,778	16,321	16,518	183,191
Pensions (d)	286,152	45,000	45,000	45,000	45,000	45,000	61,152
Other obligations (e)	43,470	12,078	7,032	4,144	1,570	317	18,329
Total contractual cash obligations	$1,354,140	$325,950	$147,408	$278,515	$85,242	$83,106	$433,919

(a)	Financing obtained from financial institutions in the PRC to support the Company’s operations there.

(b)	Purchase commitments for capital expenditures, medium truck tires and raw materials, principally natural rubber, made in the ordinary course of business.

(c)	Represents benefit payments for postretirement benefits other than pension liabilities.

(d)	Represents Company contributions to retirement trusts based on current assumptions.

(e)	Includes stock-based liabilities, warranty reserve, deferred compensation, nonqualified benefit plans and other non-current liabilities.

Credit agency ratings
Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at BB with a stable outlook. Moody’s Investors Service has assigned a Ba3 corporate family rating and a B1 rating to senior unsecured debt with a stable outlook.
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
Product liability
The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involves different types of tires and circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard and excessive speed.
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
Pursuant to ASU 450 "Contingencies", the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The Company determines its reserves using the number of incidents expected during a year. During 2016, the Company increased its product liability reserve by $46 million. The addition of another year of self-insured incidents accounted for $49 million of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $3 million.
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
During 2016, the Company paid $32 million and during 2015, the Company paid $71 million to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2016 totaled $177 million (current portion of $58 million). At December 31, 2015 the Company’s product liability reserve balance totaled $164 million (current portion of $74 million).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses totaled $65 million, $79 million and $77 million in 2016, 2015 and 2014, respectively.
Income Taxes
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
The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $3 million at December 31, 2016. In accordance with Company policy, certain liabilities relating to 2012 were released following the lapse of statutes for both U.S. federal and state jurisdictions. The unrecognized tax benefits at December 31, 2016 relate to uncertain tax positions in tax years 2012 through 2016.
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
The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2016, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2 million. In addition, the Company has recorded valuation allowances of $18 million relating primarily to non-U.S. net operating losses for a total valuation allowance of $20 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.
The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $596 million of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.

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
The discount rate reflects the rate used to estimate the value of the Company’s pension and other postretirement liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next one hundred years using spot rates from a high quality corporate bond yield curve and computed a single equivalent rate. Based upon this analysis, the Company used a discount rate of 3.90 percent to measure its U.S. pension liabilities at December 31, 2016, which is lower than the 4.20 percent used at December 31, 2015. Similarly, the Company discounted the expected disbursements of its other postretirement benefit liabilities and based upon this analysis, the Company used a discount rate of 3.95 percent to measure its other postretirement liabilities at December 31, 2016, which is lower than the 4.20 percent used at December 31, 2015. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 2.65 percent at December 31, 2016 from 3.85 percent at December 31, 2015.
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
The Company’s investment strategy is to match assets to the cash flows of the pension obligations. The Company’s current asset allocation for U.S. plans’ assets is 63 percent in equity securities, 36 percent in debt securities and 1 percent in cash. The Company’s current asset allocation for U.K. plan assets is 18 percent in equity securities, 68 percent in bonds and 14 percent in other investments. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.
The actual return on U.S. pension plans’ assets was a gain of approximately 7.09 percent in 2016 compared to an asset gain of approximately 0.13 percent in 2015. The actual return on U.K. pension plan assets was a gain of approximately 25.18 percent in 2016 compared to an asset loss of 0.26 percent in 2015. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2016 and 2015 pension expense was 7.00 percent. The expected long-term return on U.K. plan assets used to derive the 2016 and 2015 pension expense was 4.00 percent and 3.85 percent, respectively.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and other postretirement liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $532 million at December 31, 2016. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 8 years to 10 years. Amortization of these net deferred losses was $44 million in 2016 and $47 million in 2015.
The Company has implemented household caps on the amounts of retiree medical benefits it will provide to certain retirees in the U.S. The caps do not apply to individuals who retired prior to certain specified dates. Costs in excess of these caps will be paid by plan participants. The Company implemented increased cost sharing in 2004 in the retiree medical coverage provided to certain eligible current and future retirees. Since then, cost sharing has expanded such that nearly all covered retirees pay a charge to be enrolled.
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
A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $8 million and $10 million at December 31, 2016 and December 31, 2015, respectively. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases in foreign currencies, the Company first nets the exposures to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2016 and 2015.
The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$2,924,869	$2,972,901	$3,424,809
Cost of products sold	2,272,519	2,355,451	2,852,051
Gross profit	652,350	617,450	572,758
Selling, general and administrative expense	255,701	262,970	272,300
Pension settlement charges	12,262	—	—
Operating profit	384,387	354,480	300,458
Interest expense	(26,604)	(23,820)	(28,138)
Interest income	4,378	2,211	1,500
Gain on sale of interest in subsidiary	—	—	77,471
Other non-operating income (expense)	4,932	1,157	(2,772)
Income before income taxes	367,093	334,028	348,519
Provision for income taxes	115,799	118,224	111,697
Net income	251,294	215,804	236,822
Net income attributable to noncontrolling shareholders’ interests	2,913	3,038	23,244
Net income attributable to Cooper Tire & Rubber Company	$248,381	$212,766	$213,578
Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.56	$3.73	$3.48
Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.51	$3.69	$3.42
See Notes to Consolidated Financial Statements, pages 39 to 71.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net income	$251,294	$215,804	$236,822
Other comprehensive (loss) income
Foreign currency translation adjustments	(57,954)	(35,320)	(54,896)
Financial instruments
Change in the fair value of derivatives	(2,371)	(2,319)	5,321
Income tax benefit (provision) on derivative instruments	884	1,011	(2,174)
Financial instruments, net of tax	(1,487)	(1,308)	3,147
Postretirement benefit plans
Amortization of actuarial loss	43,624	46,736	36,473
Amortization of prior service credit	(566)	(566)	(566)
Actuarial (loss) gain	(39,689)	23,597	(165,357)
Pension settlement charges	12,262	—	—
Income tax (provision) benefit on postretirement benefit plans	(9,299)	(23,410)	50,317
Foreign currency translation effect	13,152	6,879	6,005
Postretirement benefit plans, net of tax	19,484	53,236	(73,128)
Other comprehensive (loss) income	(39,957)	16,608	(124,877)
Comprehensive income	211,337	232,412	111,945
Less comprehensive (loss) income attributable to noncontrolling shareholders’ interests	(1,660)	(1,189)	18,949
Comprehensive income attributable to Cooper Tire & Rubber Company	$212,997	$233,601	$92,996
See Notes to Consolidated Financial Statements, pages 39 to 71.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$504,423	$505,157
Notes receivable	7,485	8,750
Accounts receivable, less allowances of $7,290 at 2016 and $7,533 at 2015	409,913	371,757
Inventories at lower of cost or market:
Finished goods	338,887	297,967
Work in process	29,922	26,666
Raw materials and supplies	101,342	87,928
	470,151	412,561
Other current assets	28,546	36,405
Total current assets	1,420,518	1,334,630
Property, plant and equipment:
Land and land improvements	47,767	49,782
Buildings	282,960	277,034
Machinery and equipment	1,742,449	1,637,637
Molds, cores and rings	224,662	236,370
	2,297,838	2,200,823
Less: Accumulated depreciation	1,433,611	1,405,625
Property, plant and equipment, net	864,227	795,198
Goodwill	52,705	18,851
Intangibles, net of accumulated amortization of $77,321 at 2016 and $62,274 at 2015	140,751	133,490
Restricted cash	1,327	802
Deferred income tax assets	133,879	136,310
Other assets	5,988	16,895
Total assets	$2,619,395	$2,436,176
See Notes to Consolidated Financial Statements, pages 39 to 71.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except par value amounts)
(Continued)

	December 31,
	2016	2015
Liabilities and Equity
Current liabilities:
Notes payable	$26,286	$12,437
Accounts payable	282,416	215,850
Accrued liabilities	183,804	199,368
Income taxes payable	5,887	4,748
Current portion of long-term debt	2,421	600
Total current liabilities	500,814	433,003
Long-term debt	297,094	296,412
Postretirement benefits other than pensions	247,227	249,650
Pension benefits	285,852	304,621
Other long-term liabilities	156,924	132,594
Deferred income tax liabilities	1,248	2,285
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2016 and at 2015	87,850	87,850
Capital in excess of par value	25,876	16,306
Retained earnings	2,321,424	2,095,923
Accumulated other comprehensive loss	(545,151)	(509,767)
	1,889,999	1,690,312
Less: common shares in treasury at cost (34,850,512 at 2016 and 32,017,754 at 2015)	(813,985)	(711,064)
Total parent stockholders’ equity	1,076,014	979,248
Noncontrolling shareholders’ interests in consolidated subsidiaries	54,222	38,363
Total equity	1,130,236	1,017,611
Total liabilities and equity	$2,619,395	$2,436,176
See Notes to Consolidated Financial Statements, pages 39 to 71.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollar amounts in thousands except per share amounts)

		Total Equity
	Redeemable Noncontrolling Shareholder’s Interest	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total
Balance at December 31, 2013	$—	$87,850	$4,433	$1,741,611	$(410,020)	$(433,008)	$990,866	$166,759	$1,157,625
Reclassification of redeemable noncontrolling shareholder interest	152,250	—	(3,838)	(24,447)	—	—	(28,285)	(123,965)	(152,250)
Net income	19,266	—	—	213,578	—	—	213,578	3,978	217,556
Other comprehensive loss	(562)	—	—	—	(120,582)	—	(120,582)	(3,733)	(124,315)
Comprehensive income (loss)	18,704	—	—	213,578	(120,582)	—	92,996	245	93,241
Dividends payable to noncontrolling shareholder	(5,243)	—	—	—	—	—	—	(2,570)	(2,570)
Sale of interest in subsidiary	(165,711)	—	—	—	—	—	—	—	—
Accelerated share repurchase program	—	—	(2,010)	(37,990)	—	(160,000)	(200,000)	—	(200,000)
Stock compensation plans, including tax benefit of $1,268	—	—	7,157	(88)	—	6,684	13,753	—	13,753
Cash dividends - $0.42 per share	—	—	—	(25,538)	—	—	(25,538)	—	(25,538)
Balance at December 31, 2014	—	87,850	5,742	1,867,126	(530,602)	(586,324)	843,792	40,469	884,261
Net income	—	—	—	212,766	—	—	212,766	3,038	215,804
Other comprehensive income (loss)	—	—	—	—	20,835	—	20,835	(4,227)	16,608
Comprehensive income (loss)	—	—	—	212,766	20,835	—	233,601	(1,189)	232,412
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	—	(917)	(917)
Accelerated share repurchase program	—	—	2,010	37,990	—	(40,000)	—	—	—
Share repurchase program	—	—	—	—	—	(108,821)	(108,821)	—	(108,821)
Stock compensation plans, including tax benefit of $4,323	—	—	8,554	1,921	—	24,081	34,556	—	34,556
Cash dividends - $0.42 per share	—	—	—	(23,880)	—	—	(23,880)	—	(23,880)
Balance at December 31, 2015	—	87,850	16,306	2,095,923	(509,767)	(711,064)	979,248	38,363	1,017,611
Net income	—	—	—	248,381	—	—	248,381	2,913	251,294
Other comprehensive loss	—	—	—	—	(35,384)	—	(35,384)	(4,573)	(39,957)
Comprehensive income (loss)	—	—	—	248,381	(35,384)	—	212,997	(1,660)	211,337
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	—	(804)	(804)
Acquisition of business	—	—	—	—	—	—	—	18,323	18,323
Share repurchase program	—	—	—	—	—	(107,999)	(107,999)	—	(107,999)
Stock compensation plans, including tax benefit of $274	—	—	9,570	(52)	—	5,078	14,596	—	14,596
Cash dividends - $0.42 per share	—	—	—	(22,828)	—	—	(22,828)	—	(22,828)
Balance at December 31, 2016	$—	$87,850	$25,876	$2,321,424	$(545,151)	$(813,985)	$1,076,014	$54,222	$1,130,236
See Notes to Consolidated Financial Statements, pages 39 to 71.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31, 2016
	2016	2015	2014
Operating activities:
Net income	$251,294	$215,804	$236,822
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	130,257	121,408	139,166
Deferred income taxes	(12,350)	25,034	3,629
Stock-based compensation	13,570	14,919	9,047
Change in LIFO reserve	11,990	(53,108)	(35,205)
Amortization of unrecognized postretirement benefits	43,058	46,170	35,907
Pension settlement charges	12,262	—	—
Gain on sale of interest in subsidiary, net of tax	—	—	(55,704)
Changes in operating assets and liabilities of continuing operations, net of effect of sale of interest in subsidiary:
Accounts and notes receivable	(45,674)	(15,155)	(64,636)
Inventories	(77,872)	51,864	(524)
Other current assets	3,831	(931)	(2,162)
Accounts payable	13,128	(42,068)	67,734
Accrued liabilities	(23,489)	21,719	25,943
Other items	(10,210)	(85,342)	(40,933)
Net cash provided by operating activities	309,795	300,314	319,084
Investing activities:
Additions to property, plant and equipment and capitalized software	(175,437)	(182,544)	(145,041)
Acquisition of business, net of cash acquired	(5,928)	—	—
Proceeds from sale of interest in subsidiary, net of cash sold	—	—	170,711
Proceeds from the sale of assets	337	1,651	1,248
Net cash (used in) provided by investing activities	(181,028)	(180,893)	26,918
Financing activities:
Net (payments on) issuances of short-term debt	10,019	(41,303)	55,447
Additions to long-term debt	—	—	15,634
Repayments of long-term debt	(935)	(3,125)	(35,715)
Payment of financing fees	—	(2,586)	—
Repurchase of common stock	(107,999)	(108,821)	(200,000)
Payment of dividends to noncontrolling shareholders	(804)	(917)	(7,813)
Payment of dividends	(22,828)	(23,880)	(25,538)
Issuance of common shares and excess tax benefits on options	4,224	23,965	3,230
Net cash used in financing activities	(118,323)	(156,667)	(194,755)
Effects of exchange rate changes on cash of continuing operations	(11,178)	(9,249)	2,674
Changes in cash and cash equivalents	(734)	(46,495)	153,921
Cash and cash equivalents at beginning of year	505,157	551,652	397,731
Cash and cash equivalents at end of year	$504,423	$505,157	$551,652
See Notes to Consolidated Financial Statements, pages 39 to 71.

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
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $504,423 and $505,157 at December 31, 2016 and December 31, 2015, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.
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

Long-lived assets – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following expected useful lives:

Land improvements	10 to 20 years
Buildings	10 to 40 years
Machinery and equipment	5 to 14 years
Molds, cores and rings	2 to 10 years
The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized over the estimated useful life of the software, which ranges from three years to 12 years.
Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their remaining useful lives, which range from two years to 12 years. Land use rights are amortized over their remaining useful lives, which range from 39 years to 46 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when any impairment is indicated. Goodwill and indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred.
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2016	2015	2014
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$248,381	$212,766	$213,578
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	54,480	57,012	61,402
Effect of dilutive securities - stock options and other stock units	610	611	999
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	55,090	57,623	62,401
Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.56	$3.73	$3.48
Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$4.51	$3.69	$3.42
At December 31, 2016, 2015 and 2014 all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.
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
The Company uses foreign currency forward contracts as hedges of the fair value of certain non-U.S. dollar denominated net asset and liability positions. Gains and losses resulting from the impact of currency exchange rate movements on these forward contracts are recognized in the accompanying Consolidated Statements of Income in the period in which the exchange rates change and offset the foreign currency gains and losses on the underlying exposure being hedged.

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
Income taxes – Income tax expense is based on reported earnings or losses before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority of undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. The Company measures for the current tax impact of the earnings of international subsidiaries it intends to distribute in a future period and records the tax impact if the amount is material.
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
Pursuant to ASU 450 "Contingencies", the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average settlement cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable. Each of the product liability claims faced by the Company generally involves different types of tires and circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of revenue component of Net sales at the time of sale. Advertising expense for 2016, 2015 and 2014 was $53,715, $53,007 and $57,439, respectively.
Stock-based compensation – The Company’s incentive compensation plans allow the Company to grant awards to employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance stock units, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. If awards can be settled in cash, these awards are recorded as liabilities and marked to market. See Note 13 – Stock-Based Compensation for additional information.
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

	2016	2015	2014
Reserve at beginning of year	12,339	14,005	30,853
Additions	8,349	9,122	17,413
Payments	(10,054)	(10,788)	(19,112)
Decrease due to sale of interest in subsidiary	—	—	(15,149)
Reserve at December 31	10,634	12,339	14,005
The CCT portion of the warranty accrual consisted of a reserve of $16,807 and $0 at December 31, 2013 and 2014, respectively; additions to the reserve of $6,813 for 2014, through the date of sale; and payments of $8,471 for 2014, through the date of sale.
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
Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $55,534, $51,793 and $56,848 during 2016, 2015 and 2014, respectively.
Related Party Transactions – The Company’s CCT joint venture paid $15 of interest to the noncontrolling shareholder in 2014. The CCT joint venture also paid $32,918 to the noncontrolling shareholder primarily for the purchase of utilities during 2014. The Company’s COOCSA joint venture paid $33,774, $26,598 and $27,573 in 2016, 2015 and 2014, respectively, to an employment services company in Mexico owned in part by members of the joint venture workforce. COOCSA also recorded sales of $6,335, $6,555 and $6,159 to the noncontrolling shareholder in 2016, 2015 and 2014, respectively.
Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions of the standard include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued several amendments to the standard, which provide clarification, additional guidance, practical expedients, technical corrections and other improvements to ASU 2014-09.

The guidance permits two methods of adoption: the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

The Company has substantially completed its evaluation of significant contracts and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts. In addition, the Company has identified, and is in the process of implementing, appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard.

The Company expects to adopt the new revenue standard in the first quarter of 2018 applying the modified retrospective transition method. The Company does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.
Inventory
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt the new standard in the first quarter of 2017. The new standard will not have a material impact on the Company's consolidated financial statements.
Leases
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
Stock Compensation
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

Note 2 – GRT Acquisition
On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based GRT. In the first quarter of 2016, the Company made a down payment in the amount of $5,929 for this transaction in accordance with the purchase agreement. The down payment was fully refundable in the event that the transaction did not close and did not provide the Company with any power to direct the activities of the existing GRT entity prior to the transaction closing. After the transaction closed on December 1, 2016, the Company owns 65 percent of GRT. Based on the Company's ownership percentage and corresponding control of voting rights, the results of GRT and 100 percent of its assets and liabilities are consolidated from the date of the transaction. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. Passenger car radial tires may also be manufactured at the facility in the future.
The down payment of $5,929, as well as an additional $8,090 at the time of closing, were paid to the non-controlling shareholder of GRT, resulting in the Company attaining 56.2 percent ownership interest of GRT. In December 2016, the Company contributed an additional $35,842 to GRT to purchase additional shares issued by GRT, as well as to fund working capital requirements. Subsequent to the December contribution, the Company owns 65.0 percent of GRT. The Company will contribute $35,846 to GRT in 2017 to fund working capital requirements. In total, the Company will have invested $85,745 related to GRT, with $14,019 paid directly to a third party and the remainder invested in GRT.
The GRT acquisition has been accounted for as a purchase transaction. The total consideration has been allocated to the assets acquired, liabilities assumed and noncontrolling shareholder interest based on their respective fair values at December 1, 2016. The excess purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill. Goodwill consists of anticipated growth opportunities for GRT and is recorded in the Asia Operations segment. Goodwill is not deductible for federal income tax purposes.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The amounts are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed on December 1, 2016, translated into U.S. dollars at the exchange rate on that date. The preliminary allocations of the fair value of the GRT acquisition will be finalized when the valuation is completed.

December 1, 2016
Assets
Cash	$8,091
Accounts receivable	2,844
Notes receivable	3,050
Inventory	7,983
Other current assets	981
Property, plant & equipment	46,712
Intangible assets	7,412
Other long-term assets	289
Goodwill	33,861

Liabilities
Accounts payable	(61,570)
Notes payable	(10,122)
Accrued liabilities	(2,866)
Long-term debt	(3,383)
Other long-term liabilities	(940)
32,342
Noncontrolling shareholder interest	(18,323)

Cooper Tire & Rubber Company consideration	$14,019

The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 9.

The Company utilized a third party to assist in the fair value determination of certain components of the preliminary purchase price allocation, namely Property, plant and equipment and the non-controlling shareholder interest. Changes to these allocations may occur as additional information becomes available. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the non-controlling shareholder interest was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors.
The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
Note 3 – CCT Agreements
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
The Company determined that the recurring fair value measurements related to CCT relied primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs were not available and, as such, resided within Level 3 of the fair value hierarchy as defined in Note 9 – Fair Value of Financial Instruments. The Company utilized third parties to assist in the determination of the fair value of CCT based upon internal and external inputs considering various relevant market transactions, discounted cash flow valuation methods and probability weighting, among other factors.
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
The Company evaluated the Sale to determine if it met the discontinued operations criteria in accordance with ASC 205 “Presentation of Financial Statements”. Based upon the Company’s significant continuing involvement in the operations of CCT through the off-take agreements, the Sale was not deemed to meet the discontinued operations criteria. CCT was presented in the Consolidated Financial Statements of the Company through the Sale date.

The following table reflects the results of CCT included in the Company’s Consolidated Statements of Income for the year ended December 31:

2014
Net Sales
External Customers	$545,850
Intercompany	121,142
$666,992
Operating Profit	$77,529
Net income attributable to Cooper Tire & Rubber Company	$38,037

Note 4 – Inventories
Inventory costs are determined using the LIFO method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $409,034 and $361,779 at December 31, 2016 and 2015, respectively. These FIFO values have been reduced by approximately $85,113 and $73,123 at December 31, 2016 and 2015, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All inventories are stated at the lower of cost or market.
Note 5 - Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. Goodwill in the amount of $33,861 and $18,851 was recorded in 2016 and 2011 respectively as a result of acquisitions. See Note 2 - GRT Acquisition for a discussion of the goodwill recorded during 2016. There have been no other changes to the value of goodwill since 2011. Goodwill prior to 2011 was zero. Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test.
During the fourth quarter of 2014, the Company wrote off the intangible assets of CCT in connection with the sale of its interest in the subsidiary. In 2014, the Company also wrote off approximately $13,636 of fully amortized intangible assets determined to no longer hold value. During the fourth quarter of 2016, the Company completed its annual goodwill and intangible asset impairment tests and no impairment was indicated.
The following table presents intangible assets and accumulated amortization balances as of December 31, 2015 and 2016:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Capitalized software costs	185,539	(65,719)	119,820	170,764	(52,375)	118,389
Land use rights	10,386	(1,642)	8,744	3,266	(578)	2,688
Trademarks and tradenames	8,800	(7,094)	1,706	8,800	(6,641)	2,159
Other	3,530	(2,866)	664	3,117	(2,680)	437
	208,255	(77,321)	130,934	185,947	(62,274)	123,673
Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817
	$218,072	$(77,321)	$140,751	$195,764	$(62,274)	$133,490
Estimated amortization expense over the next five years is as follows: 2017 - $15,137, 2018 - $14,792, 2019 - $14,386, 2020 - $14,287 and 2021 - $13,787.

Note 6 - Accrued Liabilities
Accrued liabilities at December 31 were as follows:

	2016	2015
Payroll and employee related	$74,920	$80,633
Product liability	58,054	74,018
Other postretirement benefits	15,048	15,929
Advertising	14,281	12,351
Warranty	5,699	6,311
Other	15,802	10,126
Accrued liabilities	$183,804	$199,368
Note 7 - Income Taxes
Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2016	2015	2014
United States	$319,156	$314,263	$165,888
Foreign	47,937	19,765	182,631
Total	$367,093	$334,028	$348,519
The provision (benefit) for income tax for continuing operations consisted of the following:

	2016	2015	2014
Current:
Federal	$100,714	$67,405	$46,270
State and local	12,445	12,837	8,678
Foreign	14,990	12,948	53,120
	128,149	93,190	108,068
Deferred:
Federal	(6,730)	23,466	5,282
State and local	(763)	5,157	82
Foreign	(4,857)	(3,589)	(1,735)
	(12,350)	25,034	3,629
	$115,799	$118,224	$111,697

A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2016	2015	2014
Income tax provision at 35%	$128,483	$116,910	$121,982
Expiration of capital loss carryforward	—	18,376	—
Valuation allowance	(2,441)	(18,200)	1,382
State and local income tax, net of federal income tax effect	8,693	12,321	7,123
Domestic manufacturing deduction	(9,870)	(6,580)	(3,745)
U.S. tax credits	(3,013)	(3,186)	(1,455)
Tax law or rate change	794	2,383	—
Difference in effective tax rates of international operations	(4,900)	(932)	(35,095)
Other - net	(1,947)	(2,868)	(262)
Tax on gain from sale of CCT	—	—	21,767
Provision for income taxes	$115,799	$118,224	$111,697
Payments for income taxes in 2016, 2015 and 2014, net of refunds, were $131,001, $76,206 and $63,390, respectively.
Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2016	2015
Deferred tax assets:
Postretirement and other employee benefits	$191,099	$197,657
Product liability	67,528	61,456
Net operating loss, capital loss, and tax credit carryforwards	15,274	11,187
All other items	48,718	45,747
Total deferred tax assets	322,619	316,047
Deferred tax liabilities:
Property, plant and equipment	(160,075)	(156,520)
All other items	(9,685)	(10,399)
Total deferred tax liabilities	(169,760)	(166,919)
	152,859	149,128
Valuation allowances	(20,228)	(15,103)
Net deferred tax asset	$132,631	$134,025
At December 31, 2016, the Company has foreign tax losses of $59,115 available for carryforward. The Company has $2,162 of U.S. federal tax credits and $254 of state tax credits available for carryforward. Valuation allowances have been provided for those items for which, based upon an assessment, it is more likely than not that some portion may not be realized. The U.S. federal and state tax attributes will expire from 2017 through 2027.
The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $3,197 at December 31, 2016, as itemized in the tabular roll forward below. The unrecognized tax benefits at December 31, 2016 relate to uncertain tax positions in tax years 2012 through 2016. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

Unrecognized Tax Benefits
Balance at December 31, 2013	$5,878
Additions for tax positions of the current year	230
Additions for tax positions of prior years	2,206
Balance at December 31, 2014	8,314
Settlements for tax positions of prior years	(367)
Additions for tax positions of prior years	1,151
Reductions for tax positions of prior years	(942)
Statute lapses	(2,313)
Balance at December 31, 2015	5,843
Settlements for tax positions of prior years	(518)
Additions for tax positions of the current year	714
Additions for tax positions of prior years	1,518
Statute lapses	(4,360)
Balance at December 31, 2016	$3,197
Of this amount, the effective rate would change upon the recognition of approximately $3,197 of these unrecognized tax benefits. The Company accrued, through the tax provision, approximately $(347) of benefit on interest reduction for 2016 and $63 and $261 of interest expense for 2015 and 2014, respectively. At December 31, 2016, the Company has $141 of interest accrued as an ASC 740-10 reserve.
The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States. In the event that the Company plans to repatriate foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $596,216 of these undistributed earnings. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution, plus the uncertainty in estimating the impacts of future exchange rates.
The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for years before 2013 and state and local examinations for years before 2012, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are generally no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2008. The income tax returns of certain of our subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.
Note 8 – Debt
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
All of the indebtedness of the Company and any Foreign Subsidiary Borrowers under the $400,000 revolving credit facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the assets of the Company and the domestic guarantors, subject to certain limitations. All of the indebtedness of any Foreign Subsidiary Borrower under the $400,000 revolving credit facility will be guaranteed by the Company and all wholly-owned foreign subsidiaries of the Foreign Subsidiary Borrower that reside in the same jurisdiction, subject to certain limitations, and secured by substantially all of the assets of the Company, the Foreign Borrowers and the guarantors.

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
There were no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2016 and 2015, respectively. Amounts used to secure letters of credit totaled $21,800 and $37,400 at December 31, 2016 and 2015, respectively. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2016, was $519,000.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $69,200 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $42,900 at December 31, 2016.
In 2010, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping, construction and start-up of the expansion of the Texarkana manufacturing facility in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. Because the assets related to the expansion provide security for the bonds issued by the City of Texarkana, the City retains title to the assets which in turn provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRB because the arrangement is cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligation and IRB asset are recorded net in the Consolidated Balance Sheets. At December 31, 2015 and 2016, the assets and liabilities associated with these City of Texarkana IRBs were $20,000.
The following table summarizes the long-term debt of the Company at December 31, 2016 and 2015. There were no secured notes outstanding as of December 31, 2016. Except for the capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2016	2015
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	9,883	7,463
	300,341	297,921
Less: unamortized debt issuance costs	826	909
	299,515	297,012
Less: current maturities	2,421	600
	$297,094	$296,412

Over the next five years, the Company has payments related to the above debt of: 2017 - $2,421, 2018 - $1,489, 2019 - $174,488, 2020 - $0 and 2021 - $0. In addition, at December 31, 2016, the Company had short-term notes payable of $26,286 due in 2017 consisting of funds borrowed by the Company’s operations in the PRC. At December 31, 2015, the Company had short-term notes payable of $12,437 due in 2016 consisting of funds borrowed by the Company's operations in the PRC. The weighted average interest rate of the short-term notes payable at December 31, 2016 and 2015 was 4.26 percent and 2.18 percent, respectively.
Interest paid on debt during 2016, 2015 and 2014 was $28,842, $27,560 and $30,346, respectively. The amount of interest capitalized was $3,016, $4,473 and $1,878 during 2016, 2015 and 2014, respectively.
Note 9 - Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso and Chinese yuan generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at December 31, 2016 and 2015 was $89,414 and $68,732, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $1,029 and $3,400 as of December 31, 2016 and 2015, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transactions occur.
The Company assesses hedge effectiveness, prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing. The Company measures ineffectiveness on a trade by trade basis, using the hypothetical derivative method. Any hedge ineffectiveness is recorded in the Consolidated Statements of Income in the period in which the ineffectiveness occurs.

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

	Year Ended December 31,
Assets/(Liabilities)	2016	2015
Designated as hedging instruments:
Gross amounts recognized	$—	$3,559
Gross amounts offset	1,029	(35)
Net amounts	1,029	3,524
Not designated as hedging instruments:
Gross amounts recognized	109	174
Gross amounts offset	(76)	—
Net amounts	33	174
Other current assets	$1,062	$3,698
The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income:

	Year Ended December 31,
Derivatives Designated as Cash Flow Hedges	2016	2015	2014
Amount of (loss) gain recognized in Other comprehensive income on derivatives (Effective Portion)	$(2,471)	$11,127	$9,020
Amount of gain reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	100	(13,446)	3,699
Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	—	(136)	(188)

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2016	2015	2014
Foreign exchange contracts	Other non-operating income (expense)	$(156)	$174	$121
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
a.Quoted prices for similar assets or liabilities in active markets;
b.Quoted prices for identical or similar assets or liabilities in non-active markets;
c.Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

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
The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$1,062	$—	$1,062	$—
Stock-based Liabilities	$(20,336)	$(20,336)	$—	$—

	December 31, 2015
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Exchange Contracts	$3,698	$—	$3,698	$—
Stock-based Liabilities	$(18,057)	$(18,057)	$—	$—

There were no assets or liabilities classified as Level 3 in 2016 or 2015.
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash, Notes payable and Current portion of long-term debt at December 31, 2016 and December 31, 2015 are equal to their corresponding carrying values as reported on the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, respectively.  Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.
The fair market value of Long-term debt is $331,941 and $323,522 at December 31, 2016 and December 31, 2015, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is $297,094 and $296,412 as reported on the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, respectively.

Note 10 - Pensions and Postretirement Benefits Other than Pensions
The Company has a number of plans providing pension, retirement or profit-sharing benefits. These plans include defined benefit and defined contribution plans. The plans cover substantially all U.S. domestic employees. There are also plans that cover a significant number of employees in the U.K. and Germany. The Company has an unfunded, nonqualified supplemental retirement benefit plan in the U.S. covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
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
Participation in the Company’s defined contribution plans is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Expense for those plans was $13,260, $14,236 and $12,510 for 2016, 2015 and 2014, respectively.

The Company currently provides retiree health care and life insurance benefits to a portion of its U.S. salaried and hourly employees. U.S. salaried and non-bargained hourly employees hired on or after January 1, 2003 are not eligible for retiree health care or life insurance coverage. The Company has reserved the right to modify or terminate certain of these salaried benefits at any time.
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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2016 Pension Benefits			2015 Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2016	2015
Change in benefit obligation:
Projected Benefit Obligation at beginning of year	$1,045,467	$405,884	$1,451,351	$1,105,100	$457,233	$1,562,333	$265,579	$278,867
Service cost - employer	9,613	9	9,622	11,037	9	11,046	2,149	2,513
Interest cost	41,595	14,097	55,692	40,202	15,853	56,055	10,819	10,320
Actuarial (gain)/loss	26,618	81,180	107,798	(52,663)	(27,763)	(80,426)	(5,760)	(13,726)
Benefits paid	(53,405)	(12,846)	(66,251)	(58,209)	(14,321)	(72,530)	(10,512)	(12,395)
Settlements	(29,390)	—	(29,390)	—	—	—	—	—
Foreign currency translation effect	—	(65,796)	(65,796)	—	(25,127)	(25,127)	—	—
Projected Benefit Obligation at December 31	$1,040,498	$422,528	$1,463,026	$1,045,467	$405,884	$1,451,351	$262,275	$265,579
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	$836,514	$309,916	$1,146,430	$857,825	$330,848	$1,188,673	$—	$—
Actual return on plans’ assets	59,310	77,711	137,021	1,095	(746)	349	—	—
Employer contribution	35,312	10,763	46,075	35,803	12,027	47,830	—	—
Benefits paid	(53,405)	(12,846)	(66,251)	(58,209)	(14,321)	(72,530)	—	—
Settlements	(29,390)	—	(29,390)	—	—	—	—	—
Foreign currency translation effect	—	(57,011)	(57,011)	—	(17,892)	(17,892)	—	—
Fair value of plans’ assets at December 31	$848,341	$328,533	$1,176,874	$836,514	$309,916	$1,146,430	$—	$—
Funded status	$(192,157)	$(93,995)	$(286,152)	$(208,953)	$(95,968)	$(304,921)	$(262,275)	$(265,579)
Amounts recognized in the balance sheets:
Accrued liabilities	$(300)	$—	$(300)	$(300)	$—	$(300)	$(15,048)	$(15,929)
Postretirement benefits other than pensions	—	—	—	—	—	—	$(247,227)	$(249,650)
Pension benefits	$(191,857)	$(93,995)	$(285,852)	$(208,653)	$(95,968)	$(304,621)	—	—
Included in accumulated other comprehensive loss at December 31, 2016 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($1,604) (($990) net of tax) and unrecognized actuarial losses of $534,060 ($472,693 net of tax).
Included in accumulated other comprehensive loss at December 31, 2015 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($1,905) (($1,565) net of tax) and unrecognized actuarial losses of $569,639 ($492,752 net of tax).
The prior service credit and actuarial loss included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2017 are ($566) and $42,337, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $1,459,809 and $1,448,277 at December 31, 2016 and 2015, respectively.
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
Due to the size of the lump-sum distribution, in accordance with U.S. GAAP, the Company was required to recognize non-cash settlement charges for all 2016 settlements. Based on the lump-sum distributions that were paid through the third quarter, the Company incurred a non-cash settlement charge of $11,462 in the third quarter of 2016. Additionally, based on the lump-sum distributions that were paid in the fourth quarter, the Company incurred a non-cash settlement charge of $800 in the fourth quarter. In total, cash payments of $29,390 were made from plan assets as part of settlement activity in 2016.
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
All plans
Discount rate	3.54%	4.10%	3.95%	4.20%
Domestic plans
Discount rate	3.90%	4.20%	3.95%	4.20%
Foreign plans
Discount rate	2.65%	3.84%	—	—
At December 31, 2016, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.00 percent for 2017 trending linearly to 4.50 percent per annum in 2024.

	Pension Benefits - Domestic			Pension Benefits - International
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$9,613	$11,037	$9,760	$9	$9	$8
Interest cost	41,595	40,202	42,842	14,097	15,853	19,620
Expected return on plan assets	(57,438)	(55,299)	(52,543)	(11,322)	(12,421)	(19,977)
Amortization of actuarial loss	38,490	39,514	28,021	5,134	7,222	8,452
Effect of settlements	12,262	—	—	—	—	—
Net periodic benefit cost	$44,522	$35,454	$28,080	$7,918	$10,663	$8,103

	Other Post Retirement Benefits
	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$2,149	$2,513	$2,404
Interest cost	10,819	10,320	11,305
Amortization of prior service cost	(566)	(566)	(566)
Amortization of actuarial loss	—	—	—
Net periodic benefit cost	$12,402	$12,267	$13,143

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
All plans
Discount rate	4.10%	3.70%	4.53%	4.20%	3.80%	4.60%
Expected return on plan assets	6.16%	6.12%	6.91%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	—%	—%	—%
Domestic plans
Discount rate	4.20%	3.75%	4.55%	4.20%	3.80%	4.60%
Expected return on plan assets	7.00%	7.00%	7.00%	—%	—%	—%
Foreign plans
Discount rate	3.84%	3.59%	4.49%	—%	—%	—%
Expected return on plan assets	3.99%	3.84%	6.66%	—%	—%	—%
Rate of compensation increase	—%	—%	—%	—%	—%	—%
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2016 and 2015:

	2016		2015
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets
Projected benefit obligation	$1,463,026	$1,463,026	$1,451,351	$1,451,351
Accumulated benefit obligation	1,459,809	1,459,809	1,448,277	1,448,277
Fair value of plan assets	1,176,874	1,176,874	1,146,430	1,146,430
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$47	$(43)
Increase (decrease) in the postretirement benefit obligation	1,201	(1,087)
The table below presents the Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2016 and December 31, 2015 by asset category.

	U.S. Plans		U.K. Plan
Asset Category	2016	2015	2016	2015
Equity securities	63%	62%	18%	21%
Debt securities	36	38	68	70
Other investments	0	0	14	9
Cash	1	0	0	0
Total	100%	100%	100%	100%
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
The fair market value of U.S. plan assets was $848,341 and $836,514 at December 31, 2016 and 2015, respectively. The fair market value of the U.K. plan assets was $326,833 and $308,132 at December 31, 2016 and 2015, respectively. The fair market value of the German pension plan assets was $1,700 and $1,784 at December 31, 2016 and 2015, respectively.
The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 9 – Fair Value of Financial Instruments. Certain amounts for 2015 have been reclassified to conform to the current year presentation, including reclassifying $24,269 from Level 2 Fixed income securities to Level 1 Equity securities in the United States plans.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
December 31, 2016
United States plans
Cash and cash equivalents	$8,491	$8,491	$—	$—
Equity securities	531,939	184,690	347,249	—
Fixed income securities	307,911	138,988	168,923	—
	$848,341	$332,169	$516,172	$—
United Kingdom plan
Cash and cash equivalents	$1,078	$1,078	$—	$—
Equity securities	60,185	60,185	—	—
Fixed income securities	220,974	220,974	—	—
Other investments	44,596	—	10,800	33,796
	$326,833	$282,237	$10,800	$33,796
December 31, 2015
United States plans
Cash and cash equivalents	$724	$724	$—	$—
Equity securities	520,202	174,163	346,039	—
Fixed income securities	315,588	133,420	182,168	—
	$836,514	$308,307	$528,207	$—
United Kingdom plan
Cash and cash equivalents	$917	$917	$—	$—
Equity securities	65,391	65,391	—	—
Fixed income securities	214,762	214,762	—	—
Other investments	27,062	—	—	27,062
	$308,132	$281,070	$—	$27,062
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

Collective trust funds – Collective trust funds are valued at the net asset value of units held at year end and are included in Level 2 of the fair value hierarchy. The various funds consist of either equity or fixed income investment portfolios with underlying investments held in U.S. and non-U.S. securities.
The fair market values of the Level 3 assets in the U.K. plan are determined by the fund manager using a discounted cash flow methodology. The future cash flows expected to be generated by the assets of the funds and made available to investors are estimated and then discounted back to the valuation date. The discount rate is derived by adding a risk premium to the risk-free interest rate applicable to the country in which the assets are located.
The following table details the activity in these investments for the years ended December 31, 2015 and 2016:

U.K. Plan Level 3 Assets
Balance at December 31, 2014	$25,812
Transfer into level 3	—
Disbursements	—
Change in fair value	2,798
Foreign currency translation effect	(1,548)
Balance at December 31, 2015	27,062
Transfer into level 3	9,489
Disbursements	—
Change in fair value	3,545
Foreign currency translation effect	(6,300)
Balance at December 31, 2016	$33,796
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
During 2016, the Company contributed $46,075 to its domestic and foreign pension plans, and during 2017, the Company expects to contribute between $40,000 and $50,000 to its domestic and foreign pension plans.
The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits
2017	$80,165	$15,048
2018	77,831	15,419
2019	78,408	15,778
2020	79,396	16,321
2021	80,097	16,518
2022 through 2026	410,651	83,011

Note 11 - Other Long-Term Liabilities
Other long-term liabilities at December 31 were as follows:

	2016	2015
Product liability	$118,941	$89,872
Stock-based liabilities	20,336	18,057
Other	17,647	24,665
Other long-term liabilities	$156,924	$132,594
Note 12 - Common Stock
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
On February 19, 2016, the Board of Directors increased the amount under and expanded the duration of the Repurchase Program (as amended, the “February 2016 Repurchase Program”). The February 2016 Repurchase Program amended and superseded the Repurchase Program and allows the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the Repurchase Program as of February 19, 2016 is included in the $200,000 maximum amount authorized by the February 2016 Repurchase Program. No other changes were made. The February 2016 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the February 2016 Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
For the period February 22, 2016 through December 31, 2016, the Company repurchased 2,630,433 shares of the Company’s common stock under the February 2016 Repurchase Program for $90,377, including applicable commissions, which represented an average price of $34.36 per share. As of December 31, 2016, approximately $109,702 remained of the $200,000 February 2016 Repurchase Program. All repurchases under the February 2016 Repurchase Program were made using cash resources.
In 2016, the Company repurchased a total of 3,127,527 shares of the Company’s common stock under the Repurchase Program and the February 2016 Repurchase Program for $107,999, including applicable commissions, which represented an average price of $34.53 per share.
Since the share repurchases began in August 2014 through December 31, 2016, the Company has repurchased 12,230,829 shares of the Company’s common stock at an average cost of $34.08 per share.
Reserved Shares
There were 8,466,764 common shares reserved for grants under compensation plans at December 31, 2016. The Company eliminated the option for plan participants in the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans to purchase additional shares of the Company’s common stock in March 2014.
Note 13 - Stock-Based Compensation
The Company’s incentive compensation plans allow the Company to grant awards to employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance stock units, dividend equivalents and other awards. Compensation related to these awards is determined based on the grant-date fair value and is amortized to expense over the vesting period. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire without forfeiture of the award. If awards can be settled in cash, these awards are recorded as liabilities and marked to market.
The following table discloses the amount of stock-based compensation expense:

	Stock-Based Compensation
	2016	2015	2014
Stock options	$506	$3,986	$4,218
Restricted stock units	5,595	4,879	2,206
Performance stock units	7,469	6,054	2,623
Total stock-based compensation	$13,570	$14,919	$9,047
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
In February 2011, executives participating in the 2011 – 2013 Long-Term Incentive Plan were granted 311,670 stock options, which vested one-third each year through February 2014. In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which vested one-third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options, which vested one-third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options, which will vest one-third each year through February 2017. No stock options were granted in 2015 or 2016. These options do not contain any performance-based criteria. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

2014
Risk-free interest rate	2.0%
Dividend yield	1.8%
Expected volatility of the Company’s common stock	0.640
Expected life in years	6.0
The weighted average fair value of options granted in 2014 was $12.26. Compensation expense for these options is recorded over the vesting period.
Summarized information for the plans follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2015	668,132	$21.71
Granted	—	—
Exercised	(166,434)	23.12
Expired	(1,596)	12.53
Canceled	(4,398)	24.65
Outstanding at December 31, 2016	495,704	21.24	$8,730
Exercisable at December 31, 2016	381,477	20.43	7,029

	Year ended December 31,
	2016	2015	2014
Weighted average grant-date fair value of options granted (per share)	$—	$—	$12.26
Aggregate intrinsic value of options exercised (thousands)	$2,640	$20,100	$2,711
Weighted average grant-date fair value of shares vested (thousands)	2,633	$4,602	$3,905

The weighted average remaining contractual life of options outstanding at December 31, 2016 is 5.7 years. Approximately 114,227 stock options will become exercisable over the next twelve months.
Segregated disclosure of options outstanding at December 31, 2016 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63
Options outstanding	113,374	382,330
Weighted average exercise price	$12.86	$23.72
Remaining contractual life	5.4	7.1
Options exercisable	113,374	268,103
Weighted average exercise price	$12.86	$23.62
At December 31, 2016, the Company had $14 of unvested compensation cost related to stock options, and this cost will be recognized as expense over a weighted average period of two months.

Restricted Stock Units
Under the 2001, 2006, 2010 and 2014 Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the Long-Term Incentive Plan. The restricted stock units granted in 2014, 2015 and 2016 have vesting periods of three years. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. Compensation expense related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months to vest in the restricted stock units, even if retirement eligible.
The following table provides details of the nonvested restricted stock units for 2016:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at December 31, 2015	197,388	$33.50
Granted	143,169	36.02
Vested	(99,697)	32.05
Canceled	(3,409)	34.46
Accrued dividend equivalents	3,123	35.09
Nonvested at December 31, 2016	240,574	$35.75

	Year ended December 31,
	2016	2015	2014
Weighted average grant-date fair value of restricted shares granted (per share)	$36.02	$36.35	$27.53
Weighted average grant-date fair value of shares vested (thousands)	$3,195	$2,629	$1,185
The number of vested restricted stock units at December 31, 2016 and 2015 was 93,440 and 93,017, respectively. At December 31, 2016, the Company has $1,904 of unvested compensation cost related to restricted stock units and this cost will be recognized as expense over a weighted average period of 26 months.
Performance Stock Units
Compensation related to the performance stock units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics. During 2012, executives participating in the Company’s Long-Term Incentive Plan earned 309,890 performance stock units based on the Company’s financial performance in 2012. Of these units, 91,190 vested in 2012, 86,170 vested in 2013 and 131,488 vested in 2014. During 2013, executives participating in the Company’s Long-Term Incentive Plan earned 33,405 performance stock units based on the Company’s financial performance in 2013. Of these units, 9,821 vested in 2013, 13,373 vested in 2014 and 8,701 vested in 2015. During 2014, executives participating in the Company’s Long-Term Incentive Plan earned 123,788 performance stock units based on the Company’s financial performance in 2014. Of these units, 49,248 vested in 2014, 32,074 vested in 2015 and 38,091 vested in 2016. During 2015, executives participating in the Company’s Long-Term Incentive Plan earned 231,543 performance stock units based on the Company’s financial performance in 2015. Of these units, 69,912 vested in 2015, 83,371 vested in 2016 and 67,705 will vest in 2017. During 2016, executives participating in the Company’s Long-Term Incentive Plan earned 179,865 performance stock units based on the Company’s financial performance in 2016. Of these units, 55,570 vested in 2016, and 46,139 and 49,252 will vest in 2017 and 2018, respectively. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

The following table provides details of the nonvested performance stock units earned under the Company’s Long-Term Incentive Plan:

	Number of Performance Units	Weighted Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2015	191,536	$34.18
Earned	179,865	36.76
Vested	(179,093)	33.97
Canceled	(30,786)	36.65
Accrued dividend equivalents	2,445	34.02
Nonvested at December 31, 2016	163,967	$36.77
The weighted average fair value of performance stock units granted in 2016, 2015 and 2014 was $36.76, $36.62 and $23.96, respectively.
At December 31, 2016, the Company had $1,007 of unvested compensation cost related to performance stock units and this cost will be recognized as expense over a weighted average period of 17 months.
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
At December 31, 2016, the company had 2,303,428 shares available for future issuance under equity compensation plans.
The Company recognized $274, $4,323 and $1,268 of excess tax benefits on stock based compensation transactions as a financing cash inflow for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 14 - Changes in Accumulated Other Comprehensive Loss by Component
The balances of each component of accumulated other comprehensive loss in the accompanying Consolidated Statements of Equity were as follows:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending balance, December 31, 2014	9,059	4,762	(544,423)	(530,602)
Other comprehensive (loss) income before reclassifications	(31,093)	11,127	23,597	3,631
Foreign currency translation effect	—	—	6,879	6,879
Income tax effect	—	(4,156)	(7,213)	(11,369)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(13,446)	—	(13,446)
Amortization of prior service credit	—	—	(566)	(566)
Amortization of actuarial losses	—	—	46,736	46,736
Income tax effect	—	5,167	(16,197)	(11,030)
Other comprehensive (loss) income	(31,093)	(1,308)	53,236	20,835
Ending balance, December 31, 2015	(22,034)	3,454	(491,187)	(509,767)
Other comprehensive (loss) income before reclassifications	(53,381)	(2,471)	(39,689)	(95,541)
Foreign currency translation effect	—	—	13,152	13,152
Income tax effect	—	941	10,770	11,711
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	100	—	100
Amortization of prior service credit	—	—	(566)	(566)
Amortization of actuarial losses	—	—	43,624	43,624
Pension settlement charges	—	—	12,262	12,262
Income tax effect	—	(57)	(20,069)	(20,126)
Other comprehensive (loss) income	(53,381)	(1,487)	19,484	(35,384)
Ending balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)

Note 15 - Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

	2016	2015	2014
Net income attributable to noncontrolling shareholders’ interests	$2,913	$3,038	$23,244
Other comprehensive loss:
Currency translation adjustments	(4,573)	(4,227)	(4,295)
Comprehensive (loss) income attributable to noncontrolling shareholders’ interests	$(1,660)	$(1,189)	$18,949

Note 16 - Lease Commitments
The Company rents certain distribution and other facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $41,397, $39,290 and $40,934 for 2016, 2015 and 2014, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $86,937, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2017	$23,746
2018	19,311
2019	15,978
2020	13,110
2021	7,214
Thereafter	7,578
Note 17 - Contingent Liabilities
Litigation
Product Liability Litigation
The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involves different types of tires and circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires – made up of thousands of different specifications – are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control – such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard and excessive speed.
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
Pursuant to ASU 450 "Contingencies", the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. The Company’s experience has demonstrated that its estimates have been reasonably accurate and, on average, cases are settled at amounts close to the reserves established. However, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The Company determines its reserves using the number of incidents expected during a year. During 2016, the Company increased its product liability reserve by $45,587. The addition of another year of self-insured incidents accounted for $49,025 million of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $3,438.
During 2015, the Company increased its product liability reserve by $56,037. The addition of another year of self-insured incidents accounted for $48,791 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $7,246.
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
During 2016, the Company paid $31,697 to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2016 totaled $176,995 (current portion of $58,054 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets).
During 2015, the Company paid $71,164 to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2015 totaled $163,890 (current portion of $74,018).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses totaled $65,448, $78,800 and $76,612 in 2016, 2015 and 2014, respectively.
Product liability expenses are included in cost of goods sold in the Consolidated Statements of Income.
Stockholder Derivative Litigation
On February 24, March 6, and April 17, 2014, purported stockholders of the Company filed derivative actions on behalf of the Company in the U.S. District Court for the Northern District of Ohio and the U.S. District Court for the District of Delaware against certain officers and employees and the then current members of the Company’s board of directors. The lawsuits were transferred to the U.S. District Court for the District of Delaware and consolidated under the caption Fitzgerald v. Armes, et al., No. 1:14-cv-479 (D. Del.). The Company was named as a nominal defendant in the lawsuits, and the lawsuits sought recovery for the benefit of the Company. The plaintiffs alleged that the defendants breached their fiduciary duties to the Company by issuing allegedly misleading disclosures in connection with the terminated merger transaction and that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 by means of the same allegedly misleading disclosures. The plaintiffs also asserted claims for waste of corporate assets, unjust enrichment, “gross mismanagement” and “abuse of control.” The complaints sought, among other things, unspecified money damages from the defendants, injunctive relief and an award of attorney’s fees. A purported stockholder of the Company also submitted a demand to the Company’s board of directors that it cause the Company to bring claims against certain of the Company’s officers and directors for the matters alleged in the stockholder derivative lawsuits; following an investigation, the board of directors determined that the actions requested in the demand were not in the Company’s interests and accordingly rejected the demand. On November 30, 2016, the derivative lawsuit plaintiffs voluntarily dismissed the cases.
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
Employment Contracts and Agreements
No executives have employment agreements as of December 31, 2016. The Named Executive Officers are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.
At December 31, 2016, approximately 35% of the Company’s workforce was represented by collective bargaining units.

Note 18 - Business Segments
The Company has four segments under ASC 280:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced predominantly through an off-take agreement with CCT, the Company’s former joint venture. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations”. The European operations have operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of GRT, a joint venture manufacturing facility located in the PRC. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, CCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity. The majority of the tires manufactured by the segments are sold in the replacement market, with a portion also sold to OEMs.

The following customer of the Americas Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2016, 2015 and 2014. Net sales and percentage of consolidated Company sales for this customer in 2016, 2015 and 2014 were as follows:

	2016		2015		2014
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
TBC/Treadways	$414,556	14%	$485,257	16%	$440,820	13%
The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2016	2015	2014
Net sales:
Americas Tire
External customers	$2,549,743	$2,627,619	$2,524,554
Intercompany	50,580	57,135	60,930
	2,600,323	2,684,754	2,585,484
International Tire
External customers	375,126	345,282	900,255
Intercompany	88,877	106,597	240,571
	464,003	451,879	1,140,826
Eliminations	(139,457)	(163,732)	(301,501)
Consolidated net sales	2,924,869	2,972,901	3,424,809
Operating profit (loss):
Americas Tire	439,941	422,929	274,837
International Tire	5,998	(19,133)	74,566
Unallocated corporate charges	(60,308)	(52,342)	(48,930)
Eliminations	(1,244)	3,026	(15)
Consolidated operating profit	384,387	354,480	300,458
Interest expense	(26,604)	(23,820)	(28,138)
Interest income	4,378	2,211	1,500
Gain on sale of interest in subsidiary	—	—	77,471
Other non-operating income (expense)	4,932	1,157	(2,772)
Income before income taxes	367,093	334,028	348,519
Depreciation and amortization expense
Americas Tire	85,842	92,377	82,457
International Tire	30,470	28,577	54,400
Corporate	13,945	454	2,309
Consolidated depreciation and amortization expense	130,257	121,408	139,166
Segment assets
Americas Tire	1,438,802	1,386,361	1,284,302
International Tire	547,178	414,051	423,059
Corporate and other	633,415	635,764	781,576
Consolidated assets	2,619,395	2,436,176	2,488,937
Expenditures for long-lived assets
Americas Tire	112,975	145,813	95,539
International Tire	60,359	33,839	44,741
Corporate	2,103	2,892	4,761
Consolidated expenditures for long-lived assets	175,437	182,544	145,041

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2016	2015	2014
Net sales
United States	$2,423,932	$2,518,089	$2,423,471
PRC	166,289	126,674	635,632
Rest of world	334,648	328,138	365,706
Consolidated net sales	2,924,869	2,972,901	3,424,809
Long-lived assets
United States	547,599	537,173	474,357
PRC	157,858	105,237	113,335
Rest of world	158,770	152,788	152,511
Consolidated long-lived assets	864,227	795,198	740,203
Note 19 - Subsequent Events
Albany Warehouse
On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets. Insurance covers the repair or replacement of the Company's assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. At this time, the amount of combined property damage and business interruption costs and recoveries cannot be estimated.
Share Repurchase Program
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the February 2016 Repurchase Program (as amended, the "February 2017 Repurchase Program"). The February 2017 Repurchase Program amended and superseded the February 2016 Repurchase Program and allows the Company to repurchase up to $300,000, excluding commissions, of the Company’s common stock through December 31, 2019. The remaining authorization under the February 2016 Repurchase Program as of February 16, 2017 is included in the $300,000 maximum amount authorized by the February 2017 Repurchase Program. No other changes were made.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cooper Tire & Rubber Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 17, 2017

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$649,775	$740,294	$750,913	$783,887
Gross profit	150,429	179,669	152,952	169,300
Net income attributable to Cooper Tire & Rubber Company	59,005	70,749	49,303	69,324
Basic earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	1.06	1.29	0.91	1.30
Diluted earnings per share attributable to Cooper Tire & Rubber Company common stockholders (a)	1.05	1.27	0.90	1.28
Net sales:
Americas Tire	$579,338	$654,721	$672,641	$693,624
International Tire	103,226	123,678	112,789	124,310
Eliminations	(32,789)	(38,105)	(34,517)	(34,047)
Consolidated net sales	$649,775	$740,294	$750,913	$783,887
Operating profit (loss):
Americas Tire	$106,052	$116,093	$101,522	$116,273
International Tire	(1,772)	3,152	3,265	1,353
Unallocated corporate charges	(13,019)	(8,730)	(26,442)	(12,118)
Eliminations	(157)	(599)	(117)	(370)
Consolidated operating profit	91,104	109,916	78,228	105,138
Interest expense	(6,636)	(6,286)	(6,795)	(6,887)
Interest income	940	948	1,018	1,471
Other non-operating income (expense)	1,462	1,427	1,785	260
Income before income taxes	$86,870	$106,005	$74,236	$99,982
Net income	$58,772	$71,351	$50,479	$70,692
Net income attributable to Cooper Tire & Rubber Company	$59,005	$70,749	$49,303	$69,324

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

COOPER TIRE & RUBBER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands)		Additions
	Balance at Beginning of Year	Charged to Income	Acquisition of business	Deductions		Balance at End of Year
Year Ended December 31, 2016
Allowance for doubtful accounts	$7,533	$1,693	$3	$1,939	(a)	$7,290
Tax valuation allowance	$15,103	$291	$7,484	$2,650	(b)	$20,228
Year Ended December 31, 2015
Allowance for doubtful accounts	$8,792	$1,178	$—	$2,437	(a)	$7,533
Tax valuation allowance	$33,303	$680	$—	$18,880	(b)	$15,103
Year Ended December 31, 2014
Allowance for doubtful accounts	$16,996	$1,227	$—	$9,431	(a)	$8,792
Tax valuation allowance	$32,370	$3,635	$—	$2,702	(b)	$33,303

(a)	Accounts written off during the year, net of recoveries of accounts previously written off and in 2014, the elimination of the CCT allowance for doubtful accounts.

(b)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences and changes in judgment about the realizability of deferred tax assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2016 (“Evaluation Date”)). Based on the Company’s evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013 framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2016. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management's assessment of the internal control structure excluded Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT") (acquired December 1, 2016). This acquisition constitutes 6.0% and 5.0% of net and total assets, respectively, 0.1% of net sales and (0.2)% of net income of the consolidated financial statements of the Company as of and for the year ended December 31, 2016. This acquisition is included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.
Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and that the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2016.
(c) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cooper Tire & Rubber Company
We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cooper Tire & Rubber Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Qingdao Ge Rui Da Rubber Co., Ltd. (“GRT”), which is included in the 2016 consolidated financial statements of Cooper Tire & Rubber Company and constituted approximately 5.0% and 6.0% of total and net assets, respectively, as of December 31, 2016, and 0.1% of net sales and (0.2)% of net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Cooper Tire and Rubber Company also did not include an evaluation of internal control over financial reporting of GRT.
In our opinion, Cooper Tire & Rubber Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Toledo, Ohio
February 17, 2017
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE

Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial experts,” will appear in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be herein incorporated by reference.
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

Information regarding executive and director compensation will appear in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	495,704	$21.24	2,303,428
Equity compensation plans not approved by stockholders	—	—	—
Total	495,704	$21.24	2,303,428
Additional information on equity compensation plans is contained in Note 13 - Stock-Based Compensation note to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no transactions with related persons that would require disclosure during 2016.
Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees and services of the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be herein incorporated by reference.

PART IV

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

COOPER TIRE & RUBBER COMPANY

/s/ Bradley E. Hughes
BRADLEY E. HUGHES, President,
Chief Executive Officer and Director

Date: February 17, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley E. Hughes	President, Chief Executive Officer and Director	February 17, 2017
BRADLEY E. HUGHES	(Principal Executive Officer)

/s/ Ginger M. Jones	Senior Vice President and Chief Financial Officer	February 17, 2017
GINGER M. JONES	(Principal Financial Officer)

/s/ Mark A. Young	Director of External Reporting	February 17, 2017
MARK A. YOUNG	(Principal Accounting Officer)

THOMAS P. CAPO*	Non-Executive Chairman of the Board	February 17, 2017

STEVEN M. CHAPMAN*	Director	February 17, 2017

SUSAN F. DAVIS*	Director	February 17, 2017

JOHN J. HOLLAND*	Director	February 17, 2017

GARY S. MICHEL*	Director	February 17, 2017

JOHN H. SHUEY*	Director	February 17, 2017

ROBERT D. WELDING*	Director	February 17, 2017

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
Credit Agreement, dated as of May 27, 2015, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated June 1, 2015

(iii)
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
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2015, among the Company, Cooper Receivables LLC and PNC Bank, National Association, is incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K dated June 1, 2015

(xii)
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
Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated November 16, 2007

(xiv)
Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit 10.3 of the Company’s Form 8-K dated November 16, 2007

(xv)
1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011 is incorporated herein by reference from Exhibit (10)(xix) of the Company’s Form 10-K for the year ended December 31, 2011*

(xvi)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*
(xvii)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 24, 2010*
(xviii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 22, 2002*
(xix)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*
(xx)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*
(xxi)
Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on May 9, 2014) is incorporated herein by reference from Exhibit (10)(xviii) of the Company’s Form 10-K for the year ended December 31, 2014

(xxii)
Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2011*

(xxiii)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006
(xxiv)
Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxx) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxv)
Form of Participation Agreement for the Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxxi) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxvi)
Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended March 31, 2013*

(xxvii)
Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended March 31, 2013*

(xxviii)	Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended June 30, 2013*
(xxix)
Form of Participation Agreement for Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10)(xxvii) of the Company’s Form 10-K for the year ended December 31, 2013*

(xxx)
Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

(xxi)
Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended March 31, 2014*

(xxii)
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

	(xxxiv)	2014 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated April 10, 2014*
(xxxv)
Option Agreement dated August 14, 2014, by and among Cooper Tire Investment Holding (Barbados) Ltd., Chengshan Group Company Ltd., the Company and Prairie Investment Limited is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended September 30, 2014

	(xxxvi)	Offer Letter executed by Ginger M. Jones on November 25, 2014 is incorporated herein by reference from Exhibit (10)(xxxiii) of the Company’s Form 10-K for the year ended December 31, 2014*
(xxxvii)
Form of Participation Agreement for Restricted Stock Unit Awards Under the 2014 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10)(xxxiv) of the Company’s Form 10-K for the year ended December 31, 2014*

	(xxxviii)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
	(xxxix)	Form of Participation Agreement for Restricted Unit Awards Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
	(xl)	Form of Participation Agreement for Nonqualified Stock Options Awards Performance Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
(21)		Subsidiaries of the Registrant
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Power of Attorney
(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.