Form 10-Q
period 2017-03-31
COOPER TIRE & RUBBER CO
filed 2017-04-27
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File No. 1-4329
_______________________________________________
 COOPER TIRE & RUBBER COMPANY
(Exact name of registrant as specified in its charter)
_______________________________________________

DELAWARE	34-4297750
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
701 Lima Avenue, Findlay, Ohio 45840
(Address of principal executive offices)
(Zip code)
(419) 423-1321
(Registrant’s telephone number, including area code)
_______________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of common stock of registrant outstanding as of April 24, 2017: 52,933,139

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per-share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$643,025	$649,775
Cost of products sold	533,107	499,346
Gross profit	109,918	150,429
Selling, general and administrative expense	61,248	59,325
Operating profit	48,670	91,104
Interest expense	(7,827)	(6,636)
Interest income	1,802	940
Other non-operating (expense) income	(235)	1,462
Income before income taxes	42,410	86,870
Provision for income taxes	13,029	28,098
Net income	29,381	58,772
Net loss attributable to noncontrolling shareholders' interests	(1,180)	(233)
Net income attributable to Cooper Tire & Rubber Company	$30,561	$59,005
Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.58	$1.06
Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.57	$1.05
Dividends per share	$0.105	$0.105
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$29,381	$58,772
Other comprehensive income
Foreign currency translation adjustments	15,388	(2,952)
Financial instruments
Change in the fair value of derivatives	(399)	(5,456)
Income tax benefit on derivative instruments	153	2,073
Financial instruments, net of tax	(246)	(3,383)
Postretirement benefit plans
Amortization of actuarial loss	10,591	10,932
Amortization of prior service credit	(141)	(141)
Income tax provision on postretirement benefit plans	(3,719)	(3,853)
Foreign currency translation effect	(865)	2,029
Postretirement benefit plans, net of tax	5,866	8,967
Other comprehensive income	21,008	2,632
Comprehensive income	50,389	61,404
Less: comprehensive income (loss) attributable to noncontrolling shareholders' interests	1,691	(431)
Comprehensive income attributable to Cooper Tire & Rubber Company	$48,698	$61,835
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$365,046	$504,423
Notes receivable	14,593	7,485
Accounts receivable, less allowances of $6,576 at 2017 and $7,290 at 2016	428,069	409,913
Inventories:
Finished goods	415,002	338,887
Work in process	31,531	29,922
Raw materials and supplies	119,287	101,342
	565,820	470,151
Other current assets	30,868	28,546
Total current assets	1,404,396	1,420,518
Property, plant and equipment:
Land and land improvements	49,004	47,767
Buildings	300,763	282,960
Machinery and equipment	1,762,704	1,742,449
Molds, cores and rings	224,706	224,662
	2,337,177	2,297,838
Less: accumulated depreciation	1,460,378	1,433,611
Net property, plant and equipment	876,799	864,227
Goodwill	53,154	52,705
Intangibles, net of accumulated amortization of $79,862 at 2017 and $77,321 at 2016	139,739	140,751
Restricted cash	1,068	1,327
Deferred income tax assets	130,842	133,879
Other assets	6,778	5,988
Total assets	$2,612,776	$2,619,395

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$14,581	$26,286
Accounts payable	272,475	282,416
Accrued liabilities	187,141	183,804
Income taxes payable	17,342	5,887
Current portion of long-term debt	1,370	2,421
Total current liabilities	492,909	500,814
Long-term debt	296,516	297,094
Postretirement benefits other than pensions	247,305	247,227
Pension benefits	283,620	285,852
Other long-term liabilities	135,396	156,924
Deferred income tax liabilities	967	1,248
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	18,657	25,876
Retained earnings	2,345,928	2,321,424
Accumulated other comprehensive loss	(527,014)	(545,151)
	1,925,421	1,889,999
Less: common shares in treasury at cost (34,920,055 at 2017 and 34,850,512 at 2016)	(825,271)	(813,985)
Total parent stockholders’ equity	1,100,150	1,076,014
Noncontrolling shareholders' interests in consolidated subsidiary	55,913	54,222
Total equity	1,156,063	1,130,236
Total liabilities and equity	$2,612,776	$2,619,395
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$29,381	$58,772
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34,749	31,792
Stock-based compensation	1,283	4,752
Change in LIFO inventory reserve	14,438	(29,899)
Amortization of unrecognized postretirement benefits	10,450	10,791
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,047)	(44,148)
Inventories	(104,851)	(32,536)
Other current assets	(2,069)	(274)
Accounts payable	(6,342)	(8,369)
Accrued liabilities	8,807	(9,635)
Other items	(17,730)	22,465
Net cash (used in) provided by operating activities	(53,931)	3,711
Investing activities:
Additions to property, plant and equipment and capitalized software	(44,602)	(36,166)
Proceeds from the sale of assets	11	20
Net cash used in investing activities	(44,591)	(36,146)
Financing activities:
Net payments on short-term debt	(16,608)	(7,586)
Repayments of long-term debt	(792)	(600)
Repurchase of common stock	(17,799)	(24,826)
Payments of employee taxes withheld from shared-based awards	(6,429)	(2,070)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(5,543)	(5,817)
Issuance of common shares related to stock-based compensation	3,596	3,330
Excess tax benefits on stock options	—	139
Net cash used in financing activities	(43,575)	(37,430)
Effects of exchange rate changes on cash	2,720	(1,296)
Net change in cash and cash equivalents	(139,377)	(71,161)
Cash and cash equivalents at beginning of year	504,423	505,157
Cash and cash equivalents at end of period	$365,046	$433,996
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
There is a year-round demand for the Company’s passenger and truck replacement tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
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
Truck and Bus Tire Tariffs
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the People's Republic of China ("PRC") into the United States were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The Company incurred expense of $22,042 over the final seven months of the year-ended December 31, 2016 related to these additional duties. On February 22, 2017, the United States ("U.S.") International Trade Commission determined the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination are not to be collected and any amounts previously paid will be refunded by U.S. Customs and Border Protection. Further, prospective imports of truck and bus tires from the PRC are not subject to these additional duties. In the first quarter of 2017, the Company reversed the previously expensed preliminary duties of $22,042 due to the decision by the U.S. International Trade Commission. This amount was recorded as a reduction of cost of products sold in the Condensed Consolidated Statement of Income for the period ended March 31, 2017.
North American Distribution Center
On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company's assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the first quarter of 2017, the Company incurred expenses of $6,806 related to damages caused by the tornado, which included the write-off of damaged inventory, freight to move product to other warehouses and professional fees to secure and maintain the site. This amount was recorded as a component of cost of products sold in the Condensed Consolidated Statement of Income for the period ended March 31, 2017. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded as of March 31, 2017.

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
Accounting Pronouncements – Recently Adopted
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. The Company adopted the standard in the first quarter of 2017. As a result of the adoption, on a prospective basis, we recognized $1,909 of excess tax benefits from stock-based compensation as a discrete item in our provision for income taxes for the three months ended March 31, 2017. Additionally, the cash flow benefit of the excess tax benefits is included as an operating activity in the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2017. In accordance with the standard, the prior year Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows presentation of the Company's excess tax benefits have not been restated. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change in the first quarter of 2017 and first quarter of 2016 was $6,429 and $2,070, respectively. Finally, as permitted by the standard, we will account for forfeitures of share-based payments when they occur.
Inventory
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost or net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. The Company adopted the new standard in the first quarter of 2017. The new standard did not have a material impact on the Company's condensed consolidated financial statements.
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

The guidance permits two methods of adoption: the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective transition method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

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

The Company expects to adopt the new revenue standard in the first quarter of 2018 applying the modified retrospective transition method. The Company does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in the Company's condensed consolidated financial statements.
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
Goodwill
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.
Pensions and Postretirement Benefits Other than Pensions
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires changes to the income statement presentation of net periodic benefit cost. The service cost component of net periodic benefit cost will continue to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. In addition, the new standard will allow only the service cost component to be eligible for capitalization, when applicable. Application of the standard, which should be applied retrospectively for the income statement presentation changes and prospectively for the capitalization changes, is required for the annual and interim periods beginning after December 15, 2017. Early adoption is permitted if adopted in the first interim period of the fiscal year. As reported in the Company's 2016 Form 10-K, 2016 and 2015 net periodic benefit costs were $64,842 and $58,384, respectively. The service cost component of these amounts in 2016 and 2015, which will remain as a component of operating profit, were $11,771 and $13,559, respectively. Net income will not change as a result of the adoption of this standard. The Company is currently evaluating the remaining impacts the new standard will have on its condensed consolidated financial statements.

2.	GRT Acquisition
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
The down payment of $5,929, as well as an additional $8,090 at the time of closing, were paid to the non-controlling shareholder of GRT, resulting in the Company attaining 56.2 percent ownership interest of GRT. In December 2016, the Company contributed an additional $35,842 to GRT to purchase additional shares issued by GRT, as well as to fund working capital requirements. The Company contributed $14,570 in the first quarter of 2017, and will contribute an additional $21,791 to GRT in 2017, to fund working capital requirements. In total, the Company will have invested $86,222 related to GRT, with $14,019 paid directly to a third party and the remainder invested in GRT.

The GRT acquisition has been accounted for as a purchase transaction. The total consideration has been allocated to the preliminary assets acquired, liabilities assumed and noncontrolling shareholder interest based on their estimated fair values at December 1, 2016. The excess purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill. Goodwill consists of anticipated growth opportunities for GRT and is recorded in the Asia Operations segment. Goodwill is not deductible for federal income tax purposes.
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

The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 5. The Company utilized a third party to assist in the fair value determination of certain components of the preliminary purchase price allocation, namely property, plant and equipment and the noncontrolling shareholder interest. Changes to these allocations may occur as additional information becomes available. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the noncontrolling shareholder interest was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors.

3.	Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to Cooper Tire & Rubber Company common stockholders	$30,561	$59,005
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	52,835	55,535
Effect of dilutive securities - stock options and other stock units	587	597
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	53,422	56,132
Basic earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.58	$1.06
Diluted earnings per share:
Net income attributable to Cooper Tire & Rubber Company common stockholders	$0.57	$1.05
All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both March 31, 2017 and 2016.

4.	Inventories
Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $495,088 and $409,034 at March 31, 2017 and December 31, 2016, respectively. These FIFO values have been reduced by approximately $99,551 and $85,113 at March 31, 2017 and December 31, 2016, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All LIFO inventories are stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value as a result of adopting ASU 2015-11, "Simplifying the Measurement of Inventory."

5.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso, Chinese yuan and Serbian dinar generally for transactions expected to occur within the next 12 months. The notional amount of these foreign currency derivative instruments at March 31, 2017 and December 31, 2016 was $84,254 and $89,414, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $630 and $1,029 as of March 31, 2017 and December 31, 2016, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	March 31, 2017	December 31, 2016
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$681	$1,029
Gross amounts offset	(51)	—
Net amounts	$630	$1,029
Not designated as hedging instruments:
Gross amounts recognized	37	109
Gross amounts offset	(154)	(76)
Net amounts	$(117)	$33
Net amounts presented:
Other current assets	$513	$1,062
The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2017	2016
Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$(389)	$(4,044)
Amount of Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	10	1,412

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Loss
		Recognized in Income on Derivatives
		Three Months Ended
		March 31,
Derivatives not Designated as Hedging Instruments		2017	2016
Foreign exchange contracts	Other non-operating (expense) income	$(646)	$(900)
For foreign exchange hedges of forecasted sales and purchases designated as effective, the Company reclassifies the gain (loss) from Other comprehensive income into Net sales and the ineffective portion is recorded directly into Other non-operating income (expense).
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
The valuation of foreign exchange forward contracts was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$513	$—	$513	$—
Stock-based Liabilities	$(21,125)	$(21,125)	$—	$—

	December 31, 2016
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$1,062	$—	$1,062	$—
Stock-based Liabilities	$(20,336)	$(20,336)	$—	$—
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash, Notes payable and Current portion of long-term debt at March 31, 2017 and December 31, 2016 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.
The fair market value of Long-term debt is $329,221 and $331,941 at March 31, 2017 and December 31, 2016, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $296,516 and $297,094 as reported on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

6.	Income Taxes
For the quarter ended March 31, 2017, the Company recorded a provision for income taxes of $13,029 (effective rate of 30.7 percent) compared with $28,098 (effective rate of 32.3 percent) for the comparable period in 2016. The 2017 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily due to a discrete tax benefit recognized as a result of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Accounting," which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the income statement. For the quarter ended March 31, 2017, the Company recognized income tax benefit of $1,909 related to excess tax benefits as a reduction of income tax expense. The rate was also impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.
Income tax expense for the current quarter is less than the same period from the prior year generally due to decreased earnings, primarily in the U.S.
The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position at March 31, 2017, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2,350. In addition, the Company has recorded valuation allowances of $17,891 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $20,241. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At March 31, 2017, the Company’s liability, exclusive of interest, totals approximately $3,197. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
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

7.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2017 and 2016 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$2,465	$2,403
Interest cost	9,813	10,617
Expected return on plan assets	(13,515)	(13,391)
Amortization of actuarial loss	9,281	9,576
Net periodic benefit cost	$8,044	$9,205

	Pension Benefits - International
	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$2
Interest cost	2,770	3,724
Expected return on plan assets	(2,707)	(2,991)
Amortization of actuarial loss	1,310	1,356
Net periodic benefit cost	$1,373	$2,091

	Other Postretirement Benefits
	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$501	$537
Interest cost	2,515	2,705
Amortization of prior service credit	(141)	(141)
Net periodic benefit cost	$2,875	$3,101

8.	Product Warranty Liabilities
The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2017	2016
Reserve at beginning of year	$10,634	$12,339
Additions	2,324	2,709
Payments	(2,030)	(2,683)
Reserve at March 31	$10,928	$12,365

9.	Stockholders’ Equity
The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders' Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2016	$1,076,014	$54,222	$1,130,236
Net income (loss)	30,561	(1,180)	29,381
Other comprehensive income	18,137	2,871	21,008
Share repurchase program	(17,799)	—	(17,799)
Stock compensation plans	(1,220)	—	(1,220)
Cash dividends - $0.105 per share	(5,543)	—	(5,543)
Balance at March 31, 2017	$1,100,150	$55,913	$1,156,063

10.	Share Repurchase Programs
On August 6, 2014, the Board of Directors authorized the repurchase of up to $200,000 of the Company’s outstanding common stock pursuant to an accelerated share repurchase program, and the Company entered into a $200,000 accelerated share repurchase program (the “2014 ASR Program”) with J.P. Morgan Chase Bank (the “ASR Counterparty”). The Company paid $200,000 to the ASR Counterparty in August 2014 and received 5,567,154 shares of its common stock, which represented approximately 80 percent of the shares expected to be purchased pursuant to the 2014 ASR Program, based on the closing price on August 6, 2014. Under the terms of the 2014 ASR Program, the ASR Counterparty was permitted, in accordance with the applicable requirements of the federal securities laws, to separately trade in the Company’s shares in connection with the hedging activities related to the 2014 ASR Program and as part of other aspects of the ASR Counterparty’s business.
On February 13, 2015, the Company completed the 2014 ASR Program. Based on the terms of the 2014 ASR Program, the total number of shares repurchased under the 2014 ASR Program was based on the volume-weighted average price of the Company’s common stock, less a discount, during the repurchase period, which resulted in the Company receiving an additional 784,694 shares of its common stock from the ASR Counterparty at maturity. As a result, under the 2014 ASR Program, the Company paid a total of $200,000 to the ASR Counterparty and received a total of 6,351,848 shares (5,567,154 shares initially received, plus 784,694 shares received at maturity) of its common stock, which represents a volume weighted average price, as adjusted pursuant to the terms of the 2014 ASR Program, of $31.49 over the duration of the 2014 ASR Program.
On February 20, 2015, the Board of Directors authorized a new program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “2015 Repurchase Program”). The 2015 Repurchase Program did not obligate the Company to acquire any specific number of shares and could have been suspended or discontinued at any time without notice. Under the 2015 Repurchase Program, shares could have been repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During 2015, subsequent to the Board of Directors’ February 20, 2015 authorization, the Company repurchased 2,751,454 shares of the Company’s common stock under the 2015 Repurchase Program for $108,821, including applicable commissions, which represented an average price of $39.55 per share. As of December 31, 2015, approximately $91,261 remained of the $200,000 2015 Repurchase Program.
For the period January 1, 2016 through February 19, 2016, the Company repurchased an additional 497,094 shares of the Company’s common stock under the 2015 Repurchase Program for $17,622, including applicable commissions, which represented an average price of $35.45 per share. All repurchases under the 2015 Repurchase Program were made using cash resources.
On February 19, 2016, the Board of Directors increased the amount under and expanded the duration of the 2015 Repurchase Program (as amended, the “2016 Repurchase Program”). The 2016 Repurchase Program amended and superseded the 2015 Repurchase Program and allowed the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the 2015 Repurchase Program as of February 19, 2016 was included in the $200,000 maximum amount authorized by the 2016

Repurchase Program. No other changes were made. The 2016 Repurchase Program did not obligate the Company to acquire any specific number of shares and could have been suspended or discontinued at any time without notice. Under the 2016 Repurchase Program, shares could have been repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
For the period February 22, 2016 through December 31, 2016, the Company repurchased 2,630,433 shares of the Company’s common stock under the 2016 Repurchase Program for $90,377, including applicable commissions, which represented an average price of $34.36 per share. As of December 31, 2016, approximately $109,702 remained of the $200,000 2016 Repurchase Program.
For the period January 1, 2017 through February 16, 2017, the Company repurchased an additional 383,690 shares of the Company’s common stock under the 2016 Repurchase Program for $14,080, including applicable commissions, which represented an average price of $36.70 per share. All repurchases under the 2016 Repurchase Program were made using cash resources.
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the 2016 Repurchase Program (as amended, the "2017 Repurchase Program"). The 2017 Repurchase Program amended and superseded the 2016 Repurchase Program and allows the Company to repurchase up to $300,000, excluding commissions, of the Company’s common stock through December 31, 2019. The approximately $95,634 remaining authorization under the 2016 Repurchase Program as of February 16, 2017 is included in the $300,000 maximum amount authorized by the 2017 Repurchase Program. No other changes were made. The 2017 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the 2017 Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
For the period February 17, 2017 through March 31, 2017, the Company repurchased an additional 89,277 shares of the Company’s common stock under the 2017 Repurchase Program for $3,719, including applicable commissions, which represented an average price of $41.66 per share. All repurchases under the 2017 Repurchase Program were made using cash resources.
In the first quarter of 2017, the Company repurchased 472,967 shares of the Company’s common stock under the 2016 Repurchase Program and the 2017 Repurchase Program for $17,799, including applicable commissions, which represented an average price of $37.63 per share.
Since the share repurchases began in August 2014 through March 31, 2017, the Company has repurchased 12,703,796 shares of the Company’s common stock at an average cost of $34.21 per share.

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
The following table discloses the amount of stock-based compensation expense:

	Three Months Ended March 31,
	2017	2016
Stock options	$14	$431
Restricted stock units	700	1,823
Performance stock units	569	2,498
Total stock-based compensation	$1,283	$4,752

Stock Options
No stock options were granted in the three-month periods ended March 31, 2017 and 2016, respectively. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vested one-third each year through February 2017. In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vested one-third each year through February 2016.
The following table provides details of the stock option activity for the three months ended March 31, 2017:

Number of Shares
Outstanding at December 31, 2016	495,704
Exercised	(175,779)
Expired	—
Canceled	—
Outstanding at March 31, 2017	319,925
Exercisable	319,925

Restricted Stock Units
Under the Company's Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the Long-Term Incentive Plan. In February 2017, employees participating in the 2017-2019 Long-Term Incentive Plan were granted 82,563 restricted stock units which vest one-third each year through February 2020. In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. Compensation related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months to vest in the restricted stock units, even if retirement eligible. The weighted average fair values of restricted stock units granted in the first quarter of 2017 and for the full year 2016 were $38.74 and $36.02, respectively.
The following table provides details of the nonvested restricted stock unit activity for the three months ended March 31, 2017:

Number of Restricted Stock Units
Nonvested at December 31, 2016	240,574
Granted	94,207
Vested	(117,198)
Canceled	(1,218)
Accrued dividend equivalents	573
Nonvested at March 31, 2017	216,938
Performance Stock Units
Employees participating in the Company’s Long-Term Incentive Plan earn performance stock units. Under the Company’s 2017 – 2019 Long-Term Incentive Plan, any units earned during 2017 will vest at December 31, 2019. Under the Company’s 2016 – 2018 Long-Term Incentive Plan, any units earned during 2016 and 2017 will vest at December 31, 2018. Under the Company’s 2015 – 2017 Long-Term Incentive Plan, any units earned during 2015, 2016 and 2017 will vest at December 31, 2017.

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plan:

Number of Performance Stock Units
Performance stock units outstanding at December 31, 2016	163,967
Granted	64,208
Canceled	(1,745)
Accrued dividend equivalents	433
Performance stock units outstanding at March 31, 2017	226,863
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

12.	Changes in Accumulated Other Comprehensive Loss by Component
The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three-month periods ended March 31, 2017 and 2016, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)
Other comprehensive income (loss) before reclassifications	12,517	(389)	—	12,128
Foreign currency translation effect	—	—	(865)	(865)
Income tax effect	—	149	—	149
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(10)	—	(10)
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	10,591	10,591
Income tax effect	—	4	(3,719)	(3,715)
Other comprehensive income (loss)	12,517	(246)	5,866	18,137
Ending balance, March 31, 2017	(62,898)	1,721	(465,837)	(527,014)

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, December 31, 2015	(22,034)	3,454	(491,187)	(509,767)
Other comprehensive (loss) income before reclassifications	(2,754)	(4,044)	—	(6,798)
Foreign currency translation effect	—	—	2,029	2,029
Income tax effect	—	1,557	—	1,557
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(1,412)	—	(1,412)
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	10,932	10,932
Income tax effect	—	516	(3,853)	(3,337)
Other comprehensive (loss) income	(2,754)	(3,383)	8,967	2,830
Ending balance, March 31, 2016	(24,788)	71	(482,220)	(506,937)

13.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders' Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended March 31,
	2017	2016
Net loss attributable to noncontrolling shareholders' interests	$(1,180)	$(233)
Other comprehensive income (loss):
Currency translation adjustments	2,871	(198)
Comprehensive income (loss) attributable to noncontrolling shareholders' interests	$1,691	$(431)

14.	Contingent Liabilities
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
The Company determines its reserves using the number of incidents expected during a year. During the first three months of 2017, the Company increased its product liability reserve by $12,459. The addition of another year of self-insured incidents accounted for $12,339 of this increase. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability increased by $120.
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
The Company paid $28,593 during the first quarter of 2017 to resolve cases and claims. The Company’s product liability reserve balance at March 31, 2017 totaled $160,956 (the current portion of $58,148 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2016 totaled $176,995 (current portion of $58,054).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
For the three-month periods ended March 31, 2017 and 2016, product liability expenses totaled $16,268 and $16,094, respectively. Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income.
The Company regularly reviews the probable outcome of outstanding legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated.

15.	Business Segments
The Company has four segments under ASC 280, “Segments”:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV ("COOCSA"), which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced predominantly through an off-take agreement with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company’s former joint venture. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers ("OEMs").
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations”. The European operations have operations in the United Kingdom ("U.K.") and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of GRT, a joint venture manufacturing facility located in the PRC. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity. The majority of the tires manufactured by the segments are sold in the replacement market, with a portion also sold to OEMs.

The following table details information on the Company’s operating segments.

	Three Months Ended March 31,
	2017	2016
Net sales
Americas Tire
External customers	$522,369	$567,163
Intercompany	8,991	12,175
	531,360	579,338
International Tire
External customers	120,656	82,612
Intercompany	21,308	20,614
	141,964	103,226
Eliminations	(30,299)	(32,789)
Consolidated net sales	$643,025	$649,775
Operating profit (loss):
Americas Tire	$63,193	$106,052
International Tire	1,653	(1,772)
Unallocated corporate charges	(15,824)	(13,019)
Eliminations	(352)	(157)
Operating profit	48,670	91,104
Interest expense	(7,827)	(6,636)
Interest income	1,802	940
Other non-operating (expense) income	(235)	1,462
Income before income taxes	$42,410	$86,870

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Consolidated Results of Operations

	Three Months Ended March 31,
(Dollar amounts in thousands except per share amounts)	2017	% Change	2016
Net sales
Americas Tire
External customers	$522,369	(7.9)	$567,163
Intercompany	8,991	(26.2)	12,175
	531,360	(8.3)	579,338
International Tire
External customers	120,656	46.1	82,612
Intercompany	21,308	3.4	20,614
	141,964	37.5	103,226
Eliminations	(30,299)	7.6	(32,789)
Consolidated net sales	$643,025	(1.0)	$649,775
Operating profit (loss):
Americas Tire	$63,193	(40.4)	$106,052
International Tire	1,653	193.3	(1,772)
Unallocated corporate charges	(15,824)	(21.5)	(13,019)
Eliminations	(352)	n/m	(157)
Operating profit	48,670	(46.6)	91,104
Interest expense	(7,827)	17.9	(6,636)
Interest income	1,802	91.7	940
Other non-operating (expense) income	(235)	(116.1)	1,462
Income before income taxes	42,410	(51.2)	86,870
Provision for income taxes	13,029	(53.6)	28,098
Net income	29,381	(50.0)	58,772
Net loss attributable to noncontrolling shareholders' interests	(1,180)	406.4	(233)
Net income attributable to Cooper Tire & Rubber Company	$30,561	(48.2)	$59,005
Basic earnings per share:	$0.58	(45.3)	$1.06
Diluted earnings per share:	$0.57	(45.6)	$1.05
n/m – not meaningful

Consolidated net sales for the first quarter of 2017 were $643 million, a decrease of $7 million from the comparable period one year ago. In the first quarter of 2017, the company experienced lower unit volumes ($11 million) and unfavorable currency impacts ($9 million), partially offset by favorable pricing and mix ($13 million), primarily due to net price increases related to higher raw material costs. The negative impact to net sales from lower unit volumes was related to unit volumes in North America, as all other segments saw unit volume increases. North American unit volumes decreased in the quarter as a result of promotional and pricing protection activities by competitors that drove customer buying to competitor's products ahead of future price increases.

The Company recorded operating profit in the first quarter of 2017 of $49 million, a decrease of $42 million compared with the first quarter of 2016. Raw material costs net of price and mix were unfavorable ($42 million) compared with the first quarter of 2016. The higher raw material costs of $50 million were partially offset by $8 million of favorable price and mix impact, as the implementation of product pricing lagged raw material cost increases. The Company also experienced increased manufacturing costs ($10 million), primarily in the Americas, as a result of lower production volumes in North America. Unit volumes ($5 million) and selling, general and administrative costs ($2 million) were unfavorable compared with the first quarter of 2016. Other operating costs increased ($3 million), including $7 million of direct expenses related to tornado damage incurred at a North American distribution center in the first quarter of 2017. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded as of March 31, 2017. Currency impacts were unfavorable ($2 million) compared with the first quarter of 2016. These higher costs were partially offset by the reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote overturning the preliminary duties.

The Company experienced increases in the costs of certain of its principal raw materials in the first three months of 2017 compared with the first three months of 2016. The Company's internally calculated raw material index increased 26.5 percent from the first quarter of 2016. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of products sold from changes to raw material prices.

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

Product liability expenses totaled $16 million in the first quarter of 2017, which was consistent with the first quarter of 2016. The quarterly expense includes claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $61 million in the first quarter of 2017 (9.5 percent of net sales) and $59 million in the first quarter of 2016 (9.1 percent of net sales). The increase in selling, general and administrative expenses was driven primarily by an increase in professional fees, the write-off of assets related to the Company's global ERP system implementation and the mark to market costs of stock based liabilities, partially offset by decreased incentive compensation.

Interest expense increased $1 million in the first quarter of 2017 when compared to the comparable period of 2016 as a result of increased borrowings and higher interest rates, primarily in Asia. Interest income increased $1 million in the first quarter of 2017 when compared to the first quarter of 2016.

Other income decreased $2 million in the first quarter of 2017 when compared to the first quarter of 2016, due primarily to the impact of foreign currency forward contracts.

For the quarter ended March 31, 2017, the Company recorded income tax expense of $13 million (effective rate of 30.7 percent) compared with $28 million (effective rate of 32.3 percent) for the comparable period in 2016. The 2017 three-month period income tax expense is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. This rate differs from the U.S. federal statutory rate of 35 percent primarily due to a discrete tax benefit recognized as a result of the adoption of ASU 2016-09, which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the income statement. For the quarter ended March 31, 2017, the Company recognized income tax benefit of $2 million related to excess tax benefits as a reduction of income tax expense. The rate was also impacted by the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2 million. In addition, the Company has recorded valuation allowances of $18 million relating to non-U.S. net operating losses for a total valuation allowance of $20 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

Segment Operating Results
The Company has four segments under ASC 280:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment operating results discussion.

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

Americas Tire Operations Segment

	Three Months Ended March 31,
	2017	Change	2016
(Dollar amounts in thousands)
Net sales	$531,360	(8.3)%	$579,338
Operating profit	$63,193	(40.4)%	$106,052
Operating margin	11.9%	6.4 points	18.3%
Total unit sales change		(7.4)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		(11.3)%
RMA members		1.4%
Total Industry		1.1%
Overview

The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, which supplies passenger car tires to the U.S., Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced predominantly through an off-take agreement that was entered into with PCT, the Company's former joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.

Sales

Net sales of the Americas Tire Operations segment for the first quarter of 2017 decreased $48 million, or 8.3 percent, from the first quarter of 2016. The decrease in sales was a result of lower unit volume ($43 million), unfavorable exchange rates ($4 million) and unfavorable pricing and mix ($1 million). Unit shipments for the segment decreased 7.4 percent compared with the first quarter of 2016. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 11.3 percent in the first quarter of 2017 compared with the first quarter of 2016. This decrease compares with a 1.4 percent increase in total light vehicle tire shipments experienced by the members of the Rubber Manufacturers Association (“RMA”), and a 1.1 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-RMA members). The unit volume decrease in the U.S. was largely due to the competitive pricing and promotions environment as companies adjusted their prices to address rising raw material costs. The segment’s commercial truck tire unit shipments for the U.S. increased 32.4 percent in the first quarter of 2017 compared with the first quarter of 2016, outperforming both the industry and the RMA.

Operating Profit

Operating profit for the segment decreased $43 million to $63 million in the first quarter of 2017. The segment experienced unfavorable raw material costs net of price and mix ($37 million), as the implementation of product pricing lagged raw material cost increases. The segment also experienced increased manufacturing costs ($12 million) as a result of curtailed production levels in order to manage inventory based on lower unit volume in the U.S., which more than offset improved manufacturing cost efficiencies achieved during the period. Unit volumes ($11 million) were unfavorable compared with the first quarter of 2016. Other operating costs increased ($6 million), including $7 million of direct expenses related to tornado damage incurred at a North American distribution center in the first quarter of 2017. Currency impacts were unfavorable ($1 million) compared with the first quarter of 2016. These higher costs were partially offset by the reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote overturning the preliminary duties. Selling, general and administrative costs ($2 million) were lower compared with the prior year.

The segment’s internally calculated raw material index of 166.3 during the quarter was an increase of 26.5 percent from the first quarter of 2016. The raw material index increased 13.1 percent from the quarter ended December 31, 2016.

International Tire Operations Segment

	Three Months Ended March 31,
	2017	Change	2016
(Dollar amounts in thousands)
Net sales	$141,964	37.5%	$103,226
Operating profit	$1,653	—%	$(1,772)
Operating margin	1.2%	2.9 points	(1.7)%
Total unit sales change		31.4%
Overview

The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European segment has operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of GRT, a joint venture manufacturing facility located in the PRC. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed radial and bias medium truck tires as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company now procures these tires under off-take agreements through mid-2018 from this entity. The majority of the tires manufactured by the segments are sold in the replacement market, with a growing portion also sold to OEMs.

Sales

Net sales of the International Tire Operations segment for the first quarter of 2017 increased $39 million, or 37.5 percent, from the first quarter of 2016. The segment experienced increased unit volumes ($28 million) and favorable price and mix ($16 million), which were partially offset by unfavorable exchange rates ($5 million) compared with the first quarter of 2016. Unit volume in Asia increased, driven by an increase in sales in the domestic China market for original equipment tires. Unit volumes in the European market also increased compared to the first quarter of 2016. Net segment exports to the U.S. decreased compared with the first quarter of 2016.

Operating Profit

Operating profit for the segment improved $4 million from the first quarter of 2016 to an operating profit of $2 million in the first quarter of 2017. The segment experienced increased unit volumes ($5 million), lower manufacturing costs ($3 million) and decreased other costs ($1 million), which were partially offset by unfavorable raw material costs net of price and mix ($3 million) and increased selling, general and administrative expenses ($1 million). Currency impacts ($1 million) were unfavorable compared with the first quarter of 2016.

Outlook for Company

The Company anticipates raw material costs will be up modestly in the second quarter of 2017, and then will stabilize throughout the balance of the year.

For the full year, the Company expects unit volume growth in all segments except North America. Unit volume in the U.S. is expected to improve relative to the industry for the second quarter and be in line with the industry in the second half of the year.

Full year 2017 total Company operating margin is expected to be at the high end of the Company's previously announced mid-term target of 8 to 10 percent. This is based on operating margin around the low end of the range in the first half of the year, but exceeding 10 percent in the second half of the year.

The International segment is expected to continue to improve relative to 2016, inclusive of the recently acquired majority interest in GRT.

The Company expects capital expenditures to range between $220 and $250 million for the full year. The Company projects its effective tax rate for 2017 to be between 30 percent and 33 percent.
Liquidity and Capital Resources

Sources and uses of cash in operating activities - Net cash consumed by operating activities was $54 million in the first quarter of 2017. Net income provided $29 million and other non-cash charges contributed $61 million, more than offset by changes in working capital accounts, which consumed $144 million. Inventory consumed $90 million of operating cash flows, driven by increased units on hand and higher raw material prices. Net cash provided by operating activities was $4 million in the first quarter of 2016. Net income provided $59 million and other non-cash charges contributed $17 million, partially offset by changes in work capital accounts, which consumed $72 million.

Use of cash in investing activities - Net cash used in investing activities during 2017 and 2016 reflect capital expenditures of $45 million and $36 million, respectively.

Sources and uses of cash in financing activities -The Company repurchased $18 million and $25 million of its common stock in the first quarter of 2017 and 2016, respectively. During the first quarter of 2017, the Company repaid $17 million on short-term debt compared with $8 million in the first quarter of 2016. Dividends paid on the Company’s common shares were $6 million in the first quarter of both 2017 and 2016, respectively. During the first quarter of 2017, stock options were exercised to acquire 175,779 shares of common stock with a cash impact of $4 million. During the first quarter of 2016, stock options were exercised to acquire 138,486 shares of common stock with a cash impact of $3 million.

Available cash, credit facilities and contractual commitments - At March 31, 2017, the Company had cash and cash equivalents of $365 million.

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

These credit facilities are undrawn, other than to secure letters of credit, at March 31, 2017. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at March 31, 2017, was $502 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $83 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $69 million at March 31, 2017.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at March 31, 2017 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at March 31, 2017:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	8,233
298,691
Less: unamortized debt issuance costs	805
297,886
Less: current maturities	1,370
$296,516
Contingencies

The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involve different types of tires and circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.

Pursuant to ASC 450, the Company accrues the minimum liability for each known claim when the estimated outcome is a range of possible loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known.

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

•
changes to tariffs or the imposition of new tariffs or trade restrictions, including changes related to tariffs on tires imported into the U.S. from China, as well as tariffs imposed on raw materials which the Company uses;

•	changes in economic and business conditions in the world, including changes related to the U.K.'s decision to withdraw from the European Union;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

•
the ultimate outcome of litigation brought against the Company, including product liability claims, which could result in commitment of significant resources and time to defend and possible material damages against the Company or other unfavorable outcomes;

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

•	government regulatory and legislative initiatives including environmental, healthcare, and tax matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•
A variety of factors, including market conditions, may affect the actual amount expended on stock repurchases; the company’s ability to consummate stock repurchases; changes in the company’s results of operations or financial conditions or strategic priorities may lead to a modification, suspension or cancellation of stock repurchases, which may occur at any time;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement an ERP system;

•	the risks associated with doing business outside of the U.S.;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	risks relating to acquisitions including the failure to successfully integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the company’s relationship with its joint-venture partners or suppliers, including any changes with respect to its former PCT joint venture’s production of Cooper-branded products;

•	the ability to find alternative sources for products supplied by PCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

There have been no material changes in market risk at March 31, 2017, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2017 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2017. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
For example, antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The countervailing duty determination is undergoing an Administrative Review with the preliminary results being expected in the third quarter of 2017.
In addition, antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination are not to be collected and any amounts previously paid will be refunded. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on truck and bus tires from China imported into the U.S. Currently, the Company sources its truck and bus tires exclusively from the PRC.
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
The Company is facing supply risks related to certain tires it purchases from PCT.
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain tires for the Company. The off-take agreements expire in mid-2018. If there are any disruptions in or quality issues with the supply of Cooper-branded products from PCT, it could have a material negative impact on the Company’s business. In addition, the Company could be required to find an alternative source for PCT-produced tires and there can be no assurance that the Company will be able to do so in a timely manner. PCT is currently the predominant supplier of medium truck tires for the Company.
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
In addition, the Company’s business plans call for growth. If the Company is unable to identify or execute on appropriate opportunities for acquisition, investment or growth, its business could be materially adversely affected.

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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has a wholly-owned manufacturing entity, Cooper Kunshan, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established an operation in Serbia. In 2014, the Company entered into off-take agreements with PCT, subsequent to the Company’s sale of its ownership interest in this former joint venture, to continue supplying tires to the Company. PCT is currently the predominant supplier of medium truck tires for the Company. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company's results could be impacted by changes in tariffs or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials."
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The United Kingdom has formally initiated a withdrawal process and is scheduled to leave the European Union by the end of March 2019. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.
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
The Company has implemented an Enterprise Resource Planning system in the United States. The Company is evaluating its available options for information technology solutions outside of the United States, which will require significant amounts of capital and human resources to deploy. These requirements may exceed the Company’s projections. If for any reason these implementations are not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the system there are also risks created to the Company’s ability to successfully and efficiently operate.
Any interruption in the Company’s skilled workforce, or that of its suppliers or customers, including labor disruptions, could impair its operations and harm its earnings and results of operations.
The Company’s operations depend on maintaining a skilled workforce and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Further, a significant number of the Company’s employees are currently represented by unions. If the Company is unable to resolve any labor disputes or if there are work stoppages or other work disruptions at the Company or any of its suppliers or customers, the Company’s business and operating results could suffer. See also related comments under “The Company is facing supply risks related to certain tires it purchases from PCT.”
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

The following table sets forth a summary of the Company’s purchases during the quarter ended March 31, 2017 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period (1)(2)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	214,707	$37.09	214,707	$101,744
February 1, 2017 through February 28, 2017	203,422	$37.01	203,422	$298,588
March 1, 2017 through March 31, 2017	54,838	$42.06	54,838	$296,284
Total	472,967		472,967

(1)
On February 20, 2015, the Board of Directors authorized a program to repurchase up to $200,000, excluding commissions, of the Company’s common stock through December 31, 2016 (the “2015 Repurchase Program”). On February 19, 2016, the Board of Directors increased the amount under and expanded the duration of the 2015 Repurchase Program (as amended, the “2016 Repurchase Program”). The 2016 Repurchase Program amended and superseded the 2015 Repurchase Program and allowed the Company to repurchase up to $200,000, excluding commissions, of the Company’s common stock from February 22, 2016 through December 31, 2017. The approximately $73,654 remaining under the 2015 Repurchase Program as of February 19, 2016 was included in the $200,000 maximum amount authorized by the 2016 Repurchase Program. No other changes were made. The 2016 Repurchase Program did not obligate the Company to acquire any specific number of shares and could have been suspended or discontinued at any time without notice. Under the 2016 Repurchase Program, shares could have been repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

(2)
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the 2016 Repurchase Program (as amended, the "2017 Repurchase Program"). The 2017 Repurchase Program amended and superseded the 2016 Repurchase Program and allows the Company to repurchase up to $300,000, excluding commissions, of the Company’s common stock through December 31, 2019. The approximately $95,634 remaining authorization under the 2016 Repurchase Program as of February 16, 2017 is included in the $300,000 maximum amount authorized by the 2017 Repurchase Program. No other changes were made. The 2017 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the 2017 Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.	EXHIBITS
(a) Exhibits

(10)	Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 8, 2017, among the Company, Cooper Receivables LLC and PNC Bank, National Association
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

April 27, 2017
(Date)