Form 10-Q
period 2017-06-30
COOPER TIRE & RUBBER CO
filed 2017-08-04
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Number of shares of common stock of registrant outstanding as of July 31, 2017: 52,189,256

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$720,753	$740,294	$1,363,778	$1,390,069
Cost of products sold	589,913	560,625	1,123,021	1,059,971
Gross profit	130,840	179,669	240,757	330,098
Selling, general and administrative expense	56,008	69,753	117,255	129,078
Operating profit	74,832	109,916	123,502	201,020
Interest expense	(8,210)	(6,286)	(16,037)	(12,921)
Interest income	1,755	948	3,557	1,888
Other non-operating (expense) income	(255)	1,427	(491)	2,888
Income before income taxes	68,122	106,005	110,531	192,875
Provision for income taxes	22,298	34,654	35,325	62,752
Net income	45,824	71,351	75,206	130,123
Net income (loss) attributable to noncontrolling shareholders' interests	514	602	(666)	369
Net income attributable to Cooper Tire & Rubber Company	$45,310	$70,749	$75,872	$129,754

Earnings per share:
Basic	$0.86	$1.29	$1.44	$2.35
Diluted	$0.85	$1.27	$1.42	$2.32

Cash dividends declared per share	$0.105	$0.105	$0.210	$0.210
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$45,824	$71,351	$75,206	$130,123
Other comprehensive income
Foreign currency translation adjustments	14,184	(22,239)	29,572	(25,191)
Financial instruments
Change in the fair value of derivatives	(2,678)	(295)	(3,077)	(5,751)
Income tax benefit on derivative instruments	958	90	1,111	2,163
Financial instruments, net of tax	(1,720)	(205)	(1,966)	(3,588)
Postretirement benefit plans
Amortization of actuarial loss	10,631	10,937	21,222	21,869
Amortization of prior service credit	(142)	(142)	(283)	(283)
Income tax provision on postretirement benefit plans	(3,725)	(3,854)	(7,444)	(7,707)
Foreign currency translation effect	(3,702)	5,234	(4,567)	7,263
Postretirement benefit plans, net of tax	3,062	12,175	8,928	21,142
Other comprehensive income	15,526	(10,269)	36,534	(7,637)
Comprehensive income	61,350	61,082	111,740	122,486
Less: comprehensive income (loss) attributable to noncontrolling shareholders' interests	1,822	(996)	3,513	(1,427)
Comprehensive income attributable to Cooper Tire & Rubber Company	$59,528	$62,078	$108,227	$123,913
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$302,386	$504,423
Notes receivable	12,542	7,485
Accounts receivable, less allowances of $6,900 at 2017 and $7,290 at 2016	490,195	409,913
Inventories:
Finished goods	423,643	338,887
Work in process	33,295	29,922
Raw materials and supplies	121,825	101,342
	578,763	470,151
Other current assets	44,239	28,546
Total current assets	1,428,125	1,420,518
Property, plant and equipment:
Land and land improvements	50,240	47,767
Buildings	304,488	282,960
Machinery and equipment	1,805,161	1,742,449
Molds, cores and rings	228,483	224,662
	2,388,372	2,297,838
Less: accumulated depreciation	1,488,783	1,433,611
Net property, plant and equipment	899,589	864,227
Goodwill	53,673	52,705
Intangibles, net of accumulated amortization of $84,076 at 2017 and $77,321 at 2016	138,210	140,751
Restricted cash	1,337	1,327
Deferred income tax assets	137,247	133,879
Other assets	5,766	5,988
Total assets	$2,663,947	$2,619,395

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$38,374	$26,286
Accounts payable	261,814	282,416
Accrued liabilities	193,547	183,804
Income taxes payable	25,451	5,887
Current portion of long-term debt	1,514	2,421
Total current liabilities	520,700	500,814
Long-term debt	296,179	297,094
Postretirement benefits other than pensions	247,258	247,227
Pension benefits	274,510	285,852
Other long-term liabilities	131,592	156,924
Deferred income tax liabilities	786	1,248
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	20,006	25,876
Retained earnings	2,385,701	2,321,424
Accumulated other comprehensive loss	(512,796)	(545,151)
	1,980,761	1,889,999
Less: common shares in treasury at cost (35,459,674 at 2017 and 34,850,512 at 2016)	(845,574)	(813,985)
Total parent stockholders’ equity	1,135,187	1,076,014
Noncontrolling shareholders' interests in consolidated subsidiary	57,735	54,222
Total equity	1,192,922	1,130,236
Total liabilities and equity	$2,663,947	$2,619,395
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$75,206	$130,123
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	70,676	64,092
Stock-based compensation	2,575	9,699
Change in LIFO inventory reserve	(3,484)	(18,232)
Amortization of unrecognized postretirement benefits	20,939	21,586
Changes in operating assets and liabilities:
Accounts and notes receivable	(77,619)	(61,069)
Inventories	(94,490)	(82,909)
Other current assets	(15,541)	(17,193)
Accounts payable	(23,202)	6,898
Accrued liabilities	12,802	7,240
Other items	(33,233)	10,929
Net cash (used in) provided by operating activities	(65,371)	71,164
Investing activities:
Additions to property, plant and equipment and capitalized software	(89,803)	(85,479)
Proceeds from the sale of assets	43	331
Net cash used in investing activities	(89,760)	(85,148)
Financing activities:
Net payments on short-term debt	(359)	(9,200)
Repayments of long-term debt	(600)	(600)
Repurchase of common stock	(38,567)	(54,130)
Payments of employee taxes withheld from shared-based awards	(6,429)	(2,086)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(11,081)	(11,584)
Issuance of common shares related to stock-based compensation	4,122	3,369
Excess tax benefits on stock options	—	156
Net cash used in financing activities	(52,914)	(74,075)
Effects of exchange rate changes on cash	6,008	(5,000)
Net change in cash and cash equivalents	(202,037)	(93,059)
Cash and cash equivalents at beginning of year	504,423	505,157
Cash and cash equivalents at end of period	$302,386	$412,098
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
There is a year-round demand for the Company’s tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
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
Truck and Bus Tire Tariffs
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the People's Republic of China ("PRC") into the United States were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The Company incurred expense of $22,042 over the final seven months of the year-ended December 31, 2016 related to these additional duties. On February 22, 2017, the United States ("U.S.") International Trade Commission determined the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination are not to be collected and any amounts previously paid will be refunded by U.S. Customs and Border Protection. Further, prospective imports of truck and bus tires from the PRC are not subject to these additional duties. In the first quarter of 2017, the Company reversed the previously expensed preliminary duties of $22,042 due to the decision by the U.S. International Trade Commission. This amount was recorded as a reduction of cost of products sold in the Condensed Consolidated Statement of Income for the six month period ended June 30, 2017.
North American Distribution Center
On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company's assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the second quarter of 2017, the Company recorded insurance recoveries of $5,500 for direct costs caused by the tornado through the first six months of 2017, while incurring direct costs of $1,974 in the second quarter related to the disposal of damaged tires, freight to move product to other warehouses and professional fees to secure and maintain the site. Through the first half of 2017, the Company incurred direct expenses of $8,772 related to damages caused by the tornado, less proceeds of $5,500 recovered from insurance. These amounts were recorded as a component of cost of products sold in the Condensed Consolidated Statement of Income for the three and six month periods ended June 30, 2017. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded as of June 30, 2017.

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
Accounting Pronouncements – Recently Adopted
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. The Company adopted the standard in the first quarter of 2017. As a result of the adoption, on a prospective basis, we recognized $30 and $1,939 of excess tax benefits from stock-based compensation as discrete items in our provision for income taxes for the three and six months ended June 30, 2017, respectively. Additionally, the cash flow benefit of the excess tax benefits is included as an operating activity in the Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2017. In accordance with the standard, the prior year Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows presentation of the Company's excess tax benefits have not been restated. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change in the first half of 2017 and first half of 2016 was $6,429 and $2,086, respectively. Finally, as permitted by the standard, we will account for forfeitures of share-based payments when they occur.
Accounting Pronouncements – To Be Adopted
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The standard provides a five-step model to determine when and how revenue is recognized. Other major provisions of the standard include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is effective for annual reporting periods beginning after December 15, 2017. In 2016, the FASB issued several amendments to the standard, which provided clarification, additional guidance, practical expedients, technical corrections and other improvements to ASU 2014-09.

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

While a final decision has not been made, the Company expects to adopt the new revenue standard in the first quarter of 2018, applying the modified retrospective transition method. The Company does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in the Company's condensed consolidated financial statements.

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
On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT"). In the first quarter of 2016, the Company made a down payment in the amount of $5,929 for this transaction in accordance with the purchase agreement. The down payment was fully refundable in the event that the transaction did not close and did not provide the Company with any power to direct the activities of the existing GRT entity prior to the transaction closing. After the transaction closed on December 1, 2016, the Company owned 65 percent of GRT. Based on the Company's ownership percentage and corresponding control of voting rights, the results of GRT and 100 percent of its assets and liabilities are consolidated from the date of the closing. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. Passenger car radial tires may also be manufactured at the facility in the future.
The down payment of $5,929, as well as an additional $8,090 at the time of closing, were paid to the non-controlling shareholder of GRT. In December 2016, the Company contributed an additional $35,842 to GRT to purchase additional shares issued by GRT, as well as to fund working capital requirements. The Company contributed $14,570 in the first quarter of 2017, and an additional $22,125 to GRT in the second quarter of 2017 to fund working capital requirements. In total, the Company has invested $86,556 related to GRT, with $14,019 paid directly to a third party and the remainder invested in GRT.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The amounts are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed on December 1, 2016, translated into U.S. dollars at the exchange rate on that date. The preliminary allocations of the fair value of the GRT acquisition will be finalized when the valuation is completed later this year.

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

The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 5. The Company utilized a third party to assist in the fair value determination of certain components of the preliminary purchase price allocation, namely Property, plant and equipment and the Noncontrolling shareholder interest. Changes to these allocations may occur as additional information becomes available and the appraisals and valuations become finalized. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the noncontrolling shareholder interest was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors.

3.	Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$45,310	$70,749	$75,872	$129,754
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	52,796	55,020	52,815	55,280
Effect of dilutive securities - stock options and other stock units	395	582	542	572
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	53,191	55,602	53,357	55,852
Earnings per share:
Basic	$0.86	$1.29	$1.44	$2.35
Diluted	$0.85	$1.27	$1.42	$2.32
All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both June 30, 2017 and 2016.

4.	Inventories
Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $487,219 and $409,034 at June 30, 2017 and December 31, 2016, respectively. These FIFO values have been reduced by approximately $81,629 and $85,113 at June 30, 2017 and December 31, 2016, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All LIFO inventories are stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

5.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges and cash flow hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso, Chinese yuan and Serbian dinar generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to four years. The notional amount of these foreign currency derivative instruments at June 30, 2017 and December 31, 2016 was $145,770 and $89,414, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(2,237) and $1,029 as of June 30, 2017 and December 31, 2016, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. These contracts have maturities of up to four years and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	June 30, 2017	December 31, 2016
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$(2,573)	$1,029
Gross amounts offset	336	—
Net amounts	$(2,237)	$1,029
Not designated as hedging instruments:
Gross amounts recognized	(253)	109
Gross amounts offset	120	(76)
Net amounts	$(133)	$33
Net amounts presented:
Accrued current liabilities	$(2,098)	$—
Other long-term liabilities	$(272)	$—
Other current assets	$—	$1,062
The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2017	2016	2017	2016
Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$(2,335)	$(312)	$(2,724)	$(4,356)
Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	343	(17)	353	1,395

	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain
		Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not Designated as Hedging Instruments		2017	2016	2017	2016
Foreign exchange contracts	Other non-operating (expense) income	$(759)	$585	$(1,405)	$(315)
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(2,370)	$—	$(2,370)	$—
Stock-based Liabilities	$(16,729)	$(16,729)	$—	$—

	December 31, 2016
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$1,062	$—	$1,062	$—
Stock-based Liabilities	$(20,336)	$(20,336)	$—	$—
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash, Notes payable and Current portion of long-term debt at June 30, 2017 and December 31, 2016 are equal to their corresponding carrying values as reported on the

Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.
The fair market value of Long-term debt is $332,163 and $331,941 at June 30, 2017 and December 31, 2016, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $296,179 and $297,094 as reported on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

6.	Income Taxes
For the three month period ended June 30, 2017, the Company recorded a provision for income taxes of $22,298 (effective rate of 32.7 percent) compared with $34,654 (effective rate of 32.7 percent) for the comparable period in 2016. For the six month period ended June 30, 2017, the Company recorded a provision for income taxes of $35,325 (effective rate of 32.0 percent) compared with $62,752 (effective rate of 32.5 percent) for the comparable period in 2016. The 2017 three and six month period provision for income taxes is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three month period ended June 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded. The effective tax rate for the six month period ended June 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded, and due to a discrete tax benefit recognized as a result of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Accounting," which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the income statement. For the quarter and six month periods ended June 30, 2017, the Company recognized excess tax benefits from share-based payments of $30 and $1,939, respectively.
The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at June 30, 2017, as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2,350. In addition, the Company has recorded valuation allowances of $18,517 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $20,867. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At June 30, 2017, the Company’s liability, exclusive of interest, totals approximately $2,590. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter and six month periods ended June 30, 2017. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
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

7.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three and six months ended June 30, 2017 and 2016 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$2,465	$2,403	$4,930	$4,806
Interest cost	9,813	10,617	19,626	21,233
Expected return on plan assets	(13,514)	(13,391)	(27,029)	(26,783)
Amortization of actuarial loss	9,280	9,576	18,561	19,152
Net periodic benefit cost	$8,044	$9,205	$16,088	$18,408

	Pension Benefits - International
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$2	$—	$4
Interest cost	2,860	3,737	5,630	7,461
Expected return on plan assets	(2,795)	(3,002)	(5,502)	(5,992)
Amortization of actuarial loss	1,351	1,361	2,661	2,717
Net periodic benefit cost	$1,416	$2,098	$2,789	$4,190

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$501	$537	$1,002	$1,074
Interest cost	2,516	2,705	5,031	5,410
Amortization of prior service credit	(142)	(142)	(283)	(283)
Net periodic benefit cost	$2,875	$3,100	$5,750	$6,201

8.	Product Warranty Liabilities
The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2017	2016
Reserve at beginning of year	$10,634	$12,339
Additions	4,483	4,792
Payments	(4,403)	(5,121)
Reserve at June 30	$10,714	$12,010

9.	Stockholders’ Equity
The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2016	$1,076,014	$54,222	$1,130,236
Net income (loss)	75,872	(666)	75,206
Other comprehensive income	32,355	4,179	36,534
Share repurchase program	(38,567)	—	(38,567)
Stock compensation plans	594	—	594
Cash dividends - $0.210 per share	(11,081)	—	(11,081)
Balance at June 30, 2017	$1,135,187	$57,735	$1,192,922

10.	Share Repurchase Programs
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
For the period February 17, 2017 through June 30, 2017, the Company repurchased an additional 657,501 shares of the Company’s common stock under the 2017 Repurchase Program for $24,488, including applicable commissions, which represented an average price of $37.24 per share. All repurchases under the 2017 Repurchase Program have been made using cash resources.
In the first half of 2017, the Company repurchased 1,041,191 shares of the Company’s common stock under the 2016 Repurchase Program and the 2017 Repurchase Program for $38,567, including applicable commissions, which represented an average price of $37.04 per share.
Since the share repurchases began in August 2014 through June 30, 2017, the Company has repurchased 13,272,020 shares of the Company’s common stock at an average cost of $34.31 per share.

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
The following table discloses the amount of stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$—	$27	$14	$458
Restricted stock units	1,082	1,946	1,782	3,769
Performance stock units	210	2,974	779	5,472
Total stock-based compensation	$1,292	$4,947	$2,575	$9,699

Stock Options
No stock options were granted in the six month periods ended June 30, 2017 and 2016, respectively. In February 2014, employees participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options which vested one-third each year through February 2017. In February 2013, employees participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options which vested one-third each year through February 2016.
The following table provides details of the stock option activity for the six months ended June 30, 2017:

Number of Shares
Outstanding at December 31, 2016	495,704
Exercised	(204,384)
Expired	—
Canceled	—
Outstanding at June 30, 2017	291,320
Exercisable	291,320

Restricted Stock Units
Under the Company's Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the Long-Term Incentive Plan. In February 2017, employees participating in the 2017-2019 Long-Term Incentive Plan were granted 82,563 restricted stock units which vest one-third each year through February 2020. In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. Compensation related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months to vest in the restricted stock units, even if retirement eligible. The weighted average fair values of restricted stock units granted in the first half of 2017 and for the full year 2016 were $38.73 and $36.02, respectively.
The following table provides details of the nonvested restricted stock unit activity for the six months ended June 30, 2017:

Number of Restricted Stock Units
Nonvested at December 31, 2016	240,574
Granted	94,707
Vested	(117,198)
Canceled	(7,829)
Accrued dividend equivalents	1,293
Nonvested at June 30, 2017	211,547
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

The following table provides details of the nonvested performance stock units under the Company’s Long-Term Incentive Plan:

Number of Performance Stock Units
Performance stock units outstanding at December 31, 2016	163,967
Granted	64,208
Canceled	(6,807)
Accrued dividend equivalents	942
Performance stock units outstanding at June 30, 2017	222,310
The Company’s restricted stock units and performance stock units are not participating securities. These units will be converted into shares of Company common stock in accordance with the distribution date indicated in the agreements. Restricted stock units earn dividend equivalents from the time of the grant until distribution is made in common shares. Performance stock units earn dividend equivalents from the time the units have been notionally earned based upon Company performance metrics, until distribution is made in common shares. Dividend equivalents are only earned subject to vesting of the underlying restricted stock units and performance stock units. Accordingly, such units do not represent participating securities.

12.	Changes in Accumulated Other Comprehensive Loss by Component
The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three and six month periods ended June 30, 2017 and 2016, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, March 31, 2017	(62,898)	1,721	(465,837)	(527,014)
Other comprehensive income (loss) before reclassifications	12,876	(2,335)	—	10,541
Foreign currency translation effect	—	—	(3,702)	(3,702)
Income tax effect	—	759	—	759
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(343)	—	(343)
Amortization of prior service credit	—	—	(142)	(142)
Amortization of actuarial losses	—	—	10,631	10,631
Income tax effect	—	199	(3,725)	(3,526)
Other comprehensive income (loss)	12,876	(1,720)	3,062	14,218
Ending balance, June 30, 2017	(50,022)	1	(462,775)	(512,796)

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, March 31, 2016	(24,788)	71	(482,220)	(506,937)
Other comprehensive (loss) income before reclassifications	(20,641)	(312)	—	(20,953)
Foreign currency translation effect	—	—	5,234	5,234
Income tax effect	—	102	—	102
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	17	—	17
Amortization of prior service credit	—	—	(142)	(142)
Amortization of actuarial losses	—	—	10,937	10,937
Income tax effect	—	(12)	(3,854)	(3,866)
Other comprehensive (loss) income	(20,641)	(205)	12,175	(8,671)
Ending balance, June 30, 2016	(45,429)	(134)	(470,045)	(515,608)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)
Other comprehensive (loss) income before reclassifications	25,393	(2,724)	—	22,669
Foreign currency translation effect	—	—	(4,567)	(4,567)
Income tax effect	—	908	—	908
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(353)	—	(353)
Amortization of prior service credit	—	—	(283)	(283)
Amortization of actuarial losses	—	—	21,222	21,222
Income tax effect	—	203	(7,444)	(7,241)
Other comprehensive (loss) income	25,393	(1,966)	8,928	32,355
Ending balance, June 30, 2017	(50,022)	1	(462,775)	(512,796)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2015	(22,034)	3,454	(491,187)	(509,767)
Other comprehensive (loss) income before reclassifications	(23,395)	(4,356)	—	(27,751)
Foreign currency translation effect	—	—	7,263	7,263
Income tax effect	—	1,659	—	1,659
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(1,395)	—	(1,395)
Amortization of prior service credit	—	—	(283)	(283)
Amortization of actuarial losses	—	—	21,869	21,869
Income tax effect	—	504	(7,707)	(7,203)
Other comprehensive (loss) income	(23,395)	(3,588)	21,142	(5,841)
Ending balance, June 30, 2016	(45,429)	(134)	(470,045)	(515,608)

13.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders' Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to noncontrolling shareholders' interests	$514	$602	$(666)	$369
Other comprehensive income (loss):
Currency translation adjustments	1,308	(1,598)	4,179	(1,796)
Comprehensive income (loss) attributable to noncontrolling shareholders' interests	$1,822	$(996)	$3,513	$(1,427)

14.	Contingent Liabilities
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

The Company determines its reserves using the number of incidents expected during a year. During the first six months of 2017, the Company increased its product liability reserve by $24,226. The addition of another year of self-insured incidents accounted an increase of $24,678. Settlements and changes in the amount of reserves for cases where sufficient information is known to estimate a liability decreased by $452.
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
The Company paid $4,198 during the second quarter of 2017 to resolve cases and claims and has paid $32,791 through the first six months of 2017. The Company’s product liability reserve balance at June 30, 2017 totaled $168,163 (the current portion of $65,355 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2016 totaled $176,995 (current portion of $58,054).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
For the three month periods ended June 30, 2017 and 2016, product liability expenses totaled $16,179 and $18,920, respectively. For the six month period ended June 30, 2017 and 2016, product liability expenses totaled $32,447 and $35,014, respectively. Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income.
The Company regularly reviews the probable outcome of outstanding legal proceedings, the expenses expected to be incurred, the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company.

15.	Business Segments
The Company has four segments under ASC 280, “Segments”:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV ("COOCSA"), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced primarily through an off-take agreement with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company’s former joint venture. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers ("OEMs").
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
The following table details information on the Company’s operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales
Americas Tire
External customers	$605,234	$641,037	$1,127,603	$1,208,199
Intercompany	10,122	13,684	19,112	25,859
	615,356	654,721	1,146,715	1,234,058
International Tire
External customers	115,519	99,257	236,175	181,870
Intercompany	35,851	24,421	57,160	45,035
	151,370	123,678	293,335	226,905
Eliminations	(45,973)	(38,105)	(76,272)	(70,894)
Consolidated net sales	$720,753	$740,294	$1,363,778	$1,390,069
Operating profit (loss):
Americas Tire	$83,293	$116,093	$146,486	$222,146
International Tire	1,274	3,152	2,927	1,380
Unallocated corporate charges	(9,561)	(8,730)	(25,385)	(21,749)
Eliminations	(174)	(599)	(526)	(757)
Operating profit	74,832	109,916	123,502	201,020
Interest expense	(8,210)	(6,286)	(16,037)	(12,921)
Interest income	1,755	948	3,557	1,888
Other non-operating (expense) income	(255)	1,427	(491)	2,888
Income before income taxes	$68,122	$106,005	$110,531	$192,875

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Net sales
Americas Tire
External customers	$605,234	(5.6)	$641,037	$1,127,603	(6.7)	$1,208,199
Intercompany	10,122	(26.0)	13,684	19,112	(26.1)	25,859
	615,356	(6.0)	654,721	1,146,715	(7.1)	1,234,058
International Tire
External customers	115,519	16.4	99,257	236,175	29.9	181,870
Intercompany	35,851	46.8	24,421	57,160	26.9	45,035
	151,370	22.4	123,678	293,335	29.3	226,905
Eliminations	(45,973)	(20.6)	(38,105)	(76,272)	(7.6)	(70,894)
Consolidated net sales	$720,753	(2.6)	$740,294	$1,363,778	(1.9)	$1,390,069
Operating profit (loss):
Americas Tire	$83,293	(28.3)	$116,093	$146,486	(34.1)	$222,146
International Tire	1,274	(59.6)	3,152	2,927	112.1	1,380
Unallocated corporate charges	(9,561)	(9.5)	(8,730)	(25,385)	(16.7)	(21,749)
Eliminations	(174)	71.0	(599)	(526)	30.5	(757)
Operating profit	74,832	(31.9)	109,916	123,502	(38.6)	201,020
Interest expense	(8,210)	30.6	(6,286)	(16,037)	(24.1)	(12,921)
Interest income	1,755	85.1	948	3,557	88.4	1,888
Other non-operating (expense) income	(255)	n/m	1,427	(491)	n/m	2,888
Income before income taxes	68,122	(35.7)	106,005	110,531	(42.7)	192,875
Provision for income taxes	22,298	(35.7)	34,654	35,325	(43.7)	62,752
Net income	45,824	(35.8)	71,351	75,206	(42.2)	130,123
Net income (loss) attributable to noncontrolling shareholders' interests	514	(14.6)	602	(666)	n/m	369
Net income attributable to Cooper Tire & Rubber Company	$45,310	(36.0)	$70,749	$75,872	(41.5)	$129,754

Earnings per share:
Basic	$0.86	(33.3)	$1.29	$1.44	(38.7)	$2.35
Diluted	$0.85	(33.1)	$1.27	$1.42	(38.8)	$2.32
n/m – not meaningful

Consolidated net sales for the second quarter of 2017 were $721 million, a decrease of $19 million from the comparable period one year ago. In the second quarter of 2017, the company experienced lower unit volumes ($33 million) and negative foreign currency impact ($9 million), partially offset by favorable pricing and mix ($23 million), primarily due to net price increases related to higher raw material costs. Unit volume in the Americas segment was down, with a decrease in North America that did not overcome a modest increase in Latin America. The Americas result was partially offset by improved unit volume performance in the International segment.

The Company recorded operating profit in the second quarter of 2017 of $75 million, a decrease of $35 million compared with the second quarter of 2016. Raw material costs net of price and mix were unfavorable ($35 million) compared with the second quarter of 2016. Higher raw material costs of $60 million were partially offset by $25 million of favorable price and mix impact. Unit volume ($9 million) was unfavorable compared with the second quarter of 2016, while the Company also experienced increased manufacturing costs ($9 million), primarily in the Americas, as a result of lower production volumes in North America as a result of the decline in unit volume year over year. Selling, general, and administrative costs ($14 million) and product liability costs ($3 million) both decreased compared with the second quarter of 2016. Other operating costs declined ($1 million) from the prior year, including foreign currency impact and net insurance recoveries. The Company recorded $5.5 million of insurance recoveries in the second quarter, offset by $2 million of direct expenses, for damage incurred at a leased North American distribution center related to a January 2017 tornado. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded as of June 30, 2017.

Consolidated net sales for the six month period ended June 30, 2017 were $1,364 million, a decrease of $26 million from the comparable period one year ago. Lower unit volume ($48 million) and negative foreign currency impact ($18 million), were partially offset by favorable pricing and mix ($40 million), which was primarily due to net price increases related to higher raw material costs. The negative impact to net sales from lower unit volume was related to a unit volume decline in the Americas, partially offset by improved unit volume in the International segment.

The Company recorded operating profit in the first half of 2017 of $124 million, a decrease of $78 million compared with the first half of 2016. Raw material costs net of price and mix were unfavorable ($76 million) compared with the first half of 2016. Higher raw material costs of $109 million were partially offset by $33 million of favorable price and mix impact. The Company also experienced increased manufacturing costs ($19 million), primarily in the Americas, as a result of lower production volumes in North America, and lower unit volume ($15 million) compared with the first half of 2016. These costs were partially offset by lower selling, general and administrative costs ($12 million) and decreased product liability charges ($3 million) in the first six months of 2017. Other operating costs increased over the prior year ($5 million), including foreign currency impact and $9 million of direct expenses related to tornado damage at the leased distribution center, partially offset by $5.5 million of related insurance recoveries. The Company also had a reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties.

The Company experienced increases in the costs of certain of its principal raw materials in the first six months of 2017 compared with the first six months of 2016. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of products sold from changes to raw material prices.

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

Product liability expenses totaled $16 million in the second quarter of 2017, a decrease of $3 million from the comparable period one year ago. Product liability expenses totaled $32 million in the first six months of 2017, a decrease of $3 million from the first six months of 2016. The change in the expense results from claim settlements and adjustments to existing reserves based on the Company’s quarterly comprehensive review of outstanding claims. Additional information related to the Company’s accounting for product liability costs appears in the Notes to Unaudited Condensed Consolidated Financial Statements.

Selling, general, and administrative expenses were $56 million in the second quarter of 2017 (7.8 percent of net sales) and $70 million in the second quarter of 2016 (9.4 percent of net sales). The decrease in selling, general and administrative expenses was driven primarily by a decrease in incentive compensation. For the six month period ending June 30, 2017, selling, general, and administrative expenses were $117 million (8.6 percent of net sales) compared with $129 million (9.3 percent of net sales) for the comparable period of 2016. The decrease in selling, general, and administrative expenses was driven by a decrease in incentive compensation, partially offset by an increase in professional fees, the write-off of assets related to the Company's global ERP system implementation and the mark to market costs of stock-based liabilities.

Interest expense increased $2 million and $3 million in 2017 when compared to the corresponding quarter and year-to-date periods ended June 30, 2016, respectively. The increase was a result of increased borrowings and higher interest rates, primarily in Asia. Interest income increased $1 million in the second quarter of 2017 compared to the second quarter of 2016 and increased $2 million in the first half of 2017 compared to the first half of 2016.

Other income decreased $2 million in the second quarter of 2017 and decreased $3 million in the first half of 2017 when compared to the corresponding periods in 2016. The decrease was due primarily to the impact of foreign currency forward contracts.

For the three month period ended June 30, 2017, the Company recorded income tax expense of $22 million (effective rate of 32.7 percent) compared with $35 million (effective rate of 32.7 percent) for the comparable period in 2016. For the six month period ended June 30, 2017, the company recorded tax expense of $35 million (effective rate of 32.0 percent) compared with $63 million (effective rate of 32.5 percent) for the comparable period in 2016. The effective tax rate for the three month period ended June 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded. The effective tax rate for the six month period ended June 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded, and due to a discrete tax benefit recognized as a result of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Accounting," which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the income statement. The Company recognized excess tax benefits from share-based payments of $2 million in the first half of 2017.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2 million. In addition, the Company has recorded valuation allowances of $19 million relating to non-U.S. net operating losses for a total valuation allowance of $21 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

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

Americas Tire Operations Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2016	Change	2015
(Dollar amounts in thousands)
Net sales	$615,356	(6.0)%	$654,721	$1,146,715	(7.1)%	$1,234,058
Operating profit	$83,293	(28.3)%	$116,093	$146,486	(34.1)%	$222,146
Operating margin	13.5%	-4.2 points	17.7%	12.8%	-5.2 points	18.0%
Total unit sales change		(4.4)%			(5.8)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		(10.0)%			(10.6)%
USTMA members		(2.2)%			(0.5)%
Total Industry		(1.4)%			0.1%
Overview

The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced primarily through an off-take agreement that was entered into with PCT, the Company's former joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Sales

Net sales of the Americas Tire Operations segment for the second quarter of 2017 decreased $40 million, or 6.0 percent, from the second quarter of 2016. The decrease in sales was a result of lower unit volume ($44 million) and negative foreign currency impact ($1 million), which were partially offset by favorable pricing and mix ($5 million), primarily due to net price increases related to higher raw material costs. Unit shipments for the segment decreased 4.4 percent compared with the second quarter of 2016. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 10.0 percent in the second quarter of 2017 compared with the second quarter of 2016. This decrease compares with a 2.2 percent decrease in total light vehicle tire shipments experienced by the members of the U.S. Tire Manufacturing Association (“USTMA”, formerly the Rubber Manufacturers Association), and a 1.4 percent decrease in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-USTMA members). The segment’s commercial truck tire unit shipments for the U.S. increased 27.4 percent in the second quarter of 2017 compared with the second quarter of 2016, outperforming both the industry and the USTMA.

Net sales of the Americas Tire Operations segment for the first half of 2017 decreased $87 million or 7.1 percent, from the first half of 2016. The decrease in sales was a result of lower unit volume ($91 million) and negative foreign currency impact ($4 million), which were partially offset by favorable pricing and mix ($8 million), primarily due to net price increases related to higher raw material costs. Unit shipments for the segment decreased 5.8 percent compared with the first half of 2016. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 10.6 percent in the first half of 2017 compared with the first half of 2016. This decrease compares with a 0.5 percent decrease in total light vehicle tire shipments experienced by the members of the USTMA and a 0.1 percent increase experienced for the total industry. The segment’s commercial truck tire unit shipments for the U.S. increased 29.3 percent in the first half of 2017 compared with the first half of 2016, outperforming both the industry and the USTMA.

Operating Profit

Operating profit for the segment decreased $33 million to $83 million in the second quarter of 2017. The segment experienced unfavorable raw material costs net of price and mix ($31 million) and lower unit volume ($11 million) compared to the second quarter of 2016. The segment also experienced increased manufacturing costs ($9 million), which was a result of curtailed production levels in order to manage inventory based on lower unit volume in the U.S. These higher costs were partially offset by lower selling, general and administrative costs ($14 million), due primarily to decreased incentive compensation, and lower product liability costs ($3 million). Other operating costs were favorable ($1 million), including foreign currency impact and net insurance recoveries for the quarter.

Operating profit for the segment decreased $76 million to $146 million in the first half of 2017. The segment experienced unfavorable raw material costs net of price and mix ($68 million) and lower unit volumes ($23 million) compared to the first half of 2016. The segment also experienced increased manufacturing costs ($22 million) as a result of curtailed production levels in the first half of 2017. Selling, general and administrative costs ($16 million) decreased from the first half of 2016, primarily as a result of reduced incentive compensation. Product liability charges ($3 million) were lower year over year. Other costs increased ($4 million) compared to the first half of 2016, including foreign currency impact and $9 million of direct expenses related to tornado damage at the leased distribution center, partially offset by $5.5 million of insurance recoveries. The first six months of 2017 also included the reversal of $22 million related to preliminary truck and bus radial tire duties expensed in 2016. The preliminary truck and bus radial tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties.

The segment’s internally calculated raw material index of 163.5 during the quarter was an increase of 20.7 percent from the second quarter of 2016. The raw material index decreased 1.7 percent from the quarter ended March 31, 2017.

International Tire Operations Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
(Dollar amounts in thousands)
Net sales	$151,370	22.4%	$123,678	$293,335	29.3%	$226,905
Operating profit	$1,274	(59.6)%	$3,152	$2,927	112.1%	$1,380
Operating margin	0.8%	-1.7 points	2.5%	1.0%	0.4 points	0.6%
Total unit sales change		11.1%			20.5%
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
Sales

Net sales of the International Tire Operations segment for the second quarter of 2017 increased $27 million, or 22.4 percent, from the second quarter of 2016. The segment experienced favorable price and mix ($27 million), primarily due to net price increases related to higher raw material costs, and increased unit volume ($8 million), which were partially offset by negative foreign currency impact ($8 million) compared with the second quarter of 2016. Unit volume in Asia increased, driven by an increase in sales in the domestic China market for original equipment tires. Unit volumes in the European market decreased compared to the second quarter of 2016. Net segment exports to the U.S. decreased slightly compared with the second quarter of 2016.

Net sales of the International Tire Operations segment for the first half of 2017 increased $66 million, or 29.3 percent, from the first half of 2016. The segment experienced increased unit volume ($37 million) and favorable price and mix ($42 million), primarily due to net price increases related to higher raw material costs, which were partially offset by negative foreign currency impact ($13 million) compared with the first half of 2016. Unit volume increased compared to the prior year in both Asia and Europe. Net segment exports to the U.S. decreased compared with the first half of 2016.

Operating Profit

Operating profit for the segment decreased $2 million from the second quarter of 2016 to an operating profit of $1 million in the second quarter of 2017. The segment experienced unfavorable raw materials net of price and mix ($2 million), and increased other costs ($1 million), including foreign currency impact, which were partially offset by increased unit volume ($1 million).

Operating profit for the segment increased $2 million from the first half of 2016 to an operating profit of $3 million in the first half of 2017. The segment experience increased unit volume ($6 million) and lower manufacturing costs ($3 million), which were partially offset by unfavorable raw materials net of price and mix ($5 million) and increased other costs ($2 million), including foreign currency impact.

Outlook for Company

The Company anticipates raw material costs will be down sequentially in the third quarter of 2017, and then will stabilize throughout the balance of the year.

For the full year, the Company expects unit volume growth in the International segment and in Latin America. Unit volume in the U.S. is expected to be in line with the industry for the second half of 2017.

Full year 2017 total Company operating margin is expected to be at the high end of the Company's previously announced mid-term target of 8 to 10 percent.

The International segment is expected to continue to improve profitability relative to 2016, inclusive of the recently acquired majority interest in GRT.

The Company expects capital expenditures to range between $200 and $220 million for the full year. The Company projects its effective tax rate for 2017 to be between 30 percent and 33 percent.

Liquidity and Capital Resources

Sources and uses of cash in operating activities - Net cash consumed by operating activities was $65 million in the first half of 2017. Net income provided $75 million and other non-cash charges contributed $91 million, which were more than offset by changes in working capital accounts, which consumed $231 million. Inventory consumed $98 million of operating cash flows, driven by increased units on hand as a result of normal seasonal inventory increases from December 31, 2016 and higher raw material prices, while accounts receivable consumed $78 million as a result of normal seasonal increases from December 31, 2016, coupled with the timing of sales within the second quarter of 2017 compared to 2016. Net cash provided by operating activities was $71 million in the first half of 2016. Net income provided $130 million and other non-cash charges contributed $77 million, which were partially offset by changes in working capital accounts, which consumed $136 million as a result of normal seasonal increases in accounts receivable and inventory from December 31, 2015, as well as increased raw material prices.

Use of cash in investing activities - Net cash used in investing activities during the first six months of 2017 and 2016 reflect capital expenditures of $90 million and $85 million, respectively.

Sources and uses of cash in financing activities - The Company repurchased $39 million and $54 million of its common stock in the first half of 2017 and 2016, respectively. During the first half of 2017, the Company repaid $9 million less on short-term debt compared with the first half of 2016. Dividends paid on the Company’s common shares were $11 million and $12 million the first half of 2017 and 2016, respectively. During the first half of 2017, stock options were exercised to acquire 204,384 shares of common stock with a cash impact of $4 million. During the first half of 2016, stock options were exercised to acquire 141,117 shares of common stock with a cash impact of $3 million.

Available cash, credit facilities and contractual commitments - At June 30, 2017, the Company had cash and cash equivalents of $302 million.

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

These credit facilities are undrawn, other than to secure letters of credit, at June 30, 2017. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at June 30, 2017, was $518 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $74 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $35 million at June 30, 2017.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at June 30, 2017 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at June 30, 2017:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	8,019
298,477
Less: unamortized debt issuance costs	784
297,693
Less: current maturities	1,514
$296,179
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

•	changes in economic and business conditions in the world, including changes related to the United Kingdom's decision to withdraw from the European Union;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer relationships, including loss of particular business for competitive or other reasons;

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

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement ERP systems;

•	the risks associated with doing business outside of the U.S.;

•	the failure to develop technologies, processes or products needed to support consumer demand;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	consolidation among the Company’s competitors or customers;

•	inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans;

•	risks relating to acquisitions including the failure to successfully integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the company’s relationship with its joint-venture partners or suppliers, including any changes with respect to its former PCT joint venture’s production of Cooper-branded products;

•	the ability to find alternative sources for products supplied by PCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

There have been no material changes in market risk at June 30, 2017, from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2017 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2017. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
The imposition of additional duties or other trade restrictions in the U.S. on raw materials used by the Company or on certain tires imported from the PRC or other countries will result in higher costs and potentially lower margins, or in the case of finished goods, in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.
The Company is facing supply risks related to certain tires it purchases from PCT.
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain tires for the Company. The off-take agreements expire in mid-2018. If there are any disruptions in or quality issues with the supply of Cooper-branded products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the off-take agreements, including sourcing through GRT, but there can be no assurance that the Company will be able to do so in a timely manner. PCT is currently the primary supplier of medium truck tires for the Company.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently the primary supplier of medium truck tires for the Company. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company's results could be impacted by changes in tariffs or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials."
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
An increase in consumer preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long term reduction in the number of vehicles per capita. Additionally, developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to its customers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs. If the Company cannot successfully use new production or equipment methodologies it invests in, it may also not be able to recover those costs.
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
The Company has implemented an Enterprise Resource Planning system in the United States. The Company is evaluating its available options for information technology solutions outside of the United States, which will require significant amounts of capital and human resources to deploy. These requirements may exceed the Company’s projections. If for any reason these implementations are not successful, the Company could be required to expense rather than capitalize related amounts. Throughout implementation of the systems, there are also risks created to the Company’s ability to successfully and efficiently operate.
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
The Company’s assessment of the realizability of deferred tax assets is based in part on certain assumptions regarding future profitability, and potentially adverse business conditions could have a negative impact on the future realizability of the deferred tax assets and therefore impact the Company’s future operating results or financial position.
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

The following table sets forth a summary of the Company’s purchases during the quarter ended June 30, 2017 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	6,503	$44.12	6,503	$295,997
May 1, 2017 through May 31, 2017	196,506	$36.82	196,506	$288,767
June 1, 2017 through June 30, 2017	365,215	$36.27	365,215	$275,532
Total	568,224		568,224

(1)
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the Company's existing share repurchase program (as amended, the "2017 Repurchase Program"). The 2017 Repurchase Program allows the Company to repurchase up to $300,000, excluding commissions, of the Company’s common stock through December 31, 2019. The approximately $95,634 remaining authorization under the Company's existing share repurchase program as of February 16, 2017 is included in the $300,000 maximum amount authorized by the 2017 Repurchase Program. No other changes were made. The 2017 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the 2017 Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

August 4, 2017
(Date)