Form 10-Q
period 2017-09-30
COOPER TIRE & RUBBER CO
filed 2017-10-30
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Number of shares of common stock of registrant outstanding as of October 25, 2017: 51,273,780

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$733,843	$750,913	$2,097,621	$2,140,982
Cost of products sold	569,116	597,961	1,692,137	1,657,932
Gross profit	164,727	152,952	405,484	483,050
Selling, general and administrative expense	63,350	63,262	180,605	192,339
Pension settlement charge	—	11,462	—	11,462
Operating profit	101,377	78,228	224,879	279,249
Interest expense	(7,591)	(6,795)	(23,629)	(19,717)
Interest income	1,776	1,018	5,333	2,907
Other non-operating (expense) income	(978)	1,785	(1,468)	4,672
Income before income taxes	94,584	74,236	205,115	267,111
Provision for income taxes	31,924	23,757	67,250	86,509
Net income	62,660	50,479	137,865	180,602
Net income attributable to noncontrolling shareholders' interests	973	1,176	307	1,545
Net income attributable to Cooper Tire & Rubber Company	$61,687	$49,303	$137,558	$179,057

Earnings per share:
Basic	$1.19	$0.91	$2.62	$3.26
Diluted	$1.18	$0.90	$2.59	$3.23

Cash dividends declared per share	$0.105	$0.105	$0.315	$0.315
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$62,660	$50,479	$137,865	$180,602
Other comprehensive income (loss)
Foreign currency translation adjustments	8,675	(10,946)	38,247	(36,137)
Financial instruments
Change in the fair value of derivatives	(290)	1,173	(3,367)	(4,578)
Income tax benefit (provision) on derivative instruments	95	(420)	1,206	1,743
Financial instruments, net of tax	(195)	753	(2,161)	(2,835)
Postretirement benefit plans
Amortization of actuarial loss	10,665	10,820	31,887	32,690
Amortization of prior service credit	(141)	(141)	(424)	(424)
Actuarial loss	—	(26,494)	—	(26,494)
Pension settlement charge	—	11,462	—	11,462
Income tax (provision) benefit on postretirement benefit plans	(3,731)	6,314	(11,175)	(1,366)
Foreign currency translation effect	(2,437)	2,513	(7,004)	9,748
Postretirement benefit plans, net of tax	4,356	4,474	13,284	25,616
Other comprehensive income (loss)	12,836	(5,719)	49,370	(13,356)
Comprehensive income	75,496	44,760	187,235	167,246
Less: comprehensive income (loss) attributable to noncontrolling shareholders' interests	1,467	(144)	4,980	(1,571)
Comprehensive income attributable to Cooper Tire & Rubber Company	$74,029	$44,904	$182,255	$168,817
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$258,362	$504,423
Notes receivable	15,213	7,485
Accounts receivable, less allowances of $7,496 at 2017 and $7,290 at 2016	512,626	409,913
Inventories:
Finished goods	415,983	338,887
Work in process	32,926	29,922
Raw materials and supplies	124,822	101,342
	573,731	470,151
Other current assets	54,028	28,546
Total current assets	1,413,960	1,420,518
Property, plant and equipment:
Land and land improvements	53,350	47,767
Buildings	310,173	282,960
Machinery and equipment	1,855,041	1,742,449
Molds, cores and rings	234,056	224,662
	2,452,620	2,297,838
Less: accumulated depreciation	1,525,634	1,433,611
Net property, plant and equipment	926,986	864,227
Goodwill	56,361	52,705
Intangibles, net of accumulated amortization of $88,342 at 2017 and $77,321 at 2016	135,776	140,751
Restricted cash	1,376	1,327
Deferred income tax assets	133,455	133,879
Other assets	5,634	5,988
Total assets	$2,673,548	$2,619,395

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$36,056	$26,286
Accounts payable	266,033	282,416
Accrued liabilities	186,261	183,804
Income taxes payable	38,897	5,887
Current portion of long-term debt	1,464	2,421
Total current liabilities	528,711	500,814
Long-term debt	296,084	297,094
Postretirement benefits other than pensions	247,551	247,227
Pension benefits	252,701	285,852
Other long-term liabilities	115,606	156,924
Deferred income tax liabilities	670	1,248
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	20,949	25,876
Retained earnings	2,441,911	2,321,424
Accumulated other comprehensive loss	(500,454)	(545,151)
	2,050,256	1,889,999
Less: common shares in treasury at cost (36,346,576 at 2017 and 34,850,512 at 2016)	(876,951)	(813,985)
Total parent stockholders’ equity	1,173,305	1,076,014
Noncontrolling shareholders' interests in consolidated subsidiary	58,920	54,222
Total equity	1,232,225	1,130,236
Total liabilities and equity	$2,673,548	$2,619,395
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$137,865	$180,602
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	106,652	96,928
Stock-based compensation	3,711	11,800
Change in LIFO inventory reserve	(14,413)	(3,426)
Amortization of unrecognized postretirement benefits	31,463	32,266
Pension settlement charge	—	11,462
Changes in operating assets and liabilities:
Accounts and notes receivable	(99,767)	(67,940)
Inventories	(75,628)	(89,877)
Other current assets	(25,121)	(13,788)
Accounts payable	(25,621)	13,370
Accrued liabilities	4,884	21,956
Other items	(58,250)	(13,725)
Net cash (used in) provided by operating activities	(14,225)	179,628
Investing activities:
Additions to property, plant and equipment and capitalized software	(143,067)	(126,921)
Proceeds from the sale of assets	42	331
Net cash used in investing activities	(143,025)	(126,590)
Financing activities:
Net payments on short-term debt	(6,393)	(645)
Repayments of long-term debt	(600)	(600)
Repurchase of common stock	(70,198)	(82,486)
Payments of employee taxes withheld from shared-based awards	(6,669)	(2,948)
Payment of dividends to noncontrolling shareholder	(282)	(804)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(16,548)	(17,242)
Issuance of common shares related to stock-based compensation	4,091	3,533
Excess tax benefits on stock options	—	177
Net cash used in financing activities	(96,599)	(101,015)
Effects of exchange rate changes on cash	7,788	(6,832)
Net change in cash and cash equivalents	(246,061)	(54,809)
Cash and cash equivalents at beginning of year	504,423	505,157
Cash and cash equivalents at end of period	$258,362	$450,348
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
There is a year-round demand for the Company’s tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
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
Truck and Bus Tire Tariffs
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the People's Republic of China ("PRC") into the United States were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The Company incurred expense of $22,042 over the final seven months of the year-ended December 31, 2016 related to these additional duties. On February 22, 2017, the United States ("U.S.") International Trade Commission determined the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination are not to be collected and any amounts previously paid will be refunded by U.S. Customs and Border Protection. Further, prospective imports of truck and bus tires from the PRC are not subject to these additional duties. In the first quarter of 2017, the Company reversed the previously expensed preliminary duties of $22,042 due to the decision by the U.S. International Trade Commission. This amount was recorded as a reduction of cost of products sold in the Condensed Consolidated Statement of Income for the nine month period ended September 30, 2017.
North American Distribution Center
On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company's assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the third quarter of 2017, the Company recorded insurance recoveries of $1,000 for direct costs caused by the tornado through the first nine months of 2017, while incurring direct costs of $2,157 in the third quarter related to professional fees to secure and maintain the site and for the rental of additional storage facilities. Through the first nine months of 2017, the Company incurred direct expenses of $11,353 related to the disposal of damaged tires, freight to move product to other warehouses, professional fees to secure and maintain the site and for the rental of additional storage facilities, less proceeds of $6,500 recovered from insurance. These amounts were recorded as a component of cost of products sold in the Condensed Consolidated Statement of Income for the three and nine month periods ended September 30, 2017. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded as of September 30, 2017.

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
Accounting Pronouncements – Recently Adopted
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. The Company adopted the standard in the first quarter of 2017. As a result of the adoption, on a prospective basis, we recognized $85 and $2,024 of excess tax benefits from stock-based compensation as discrete items in our provision for income taxes for the three and nine months ended September 30, 2017, respectively. Additionally, the cash flow benefit of the excess tax benefits is included as an operating activity in the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2017. In accordance with the standard, the prior year Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows presentation of the Company's excess tax benefits have not been restated. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the Condensed Consolidated Statements of Cash Flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change in the first nine months of 2017 and first nine months of 2016 was $6,669 and $2,948, respectively. Finally, as permitted by the standard, we will account for forfeitures of share-based payments when they occur.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. Adoption of the new standard is required for the annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

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
The following table summarizes the allocations of the fair values of the assets acquired and liabilities assumed, as adjusted. The originally reported amounts are provisional and were based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed on December 1, 2016, translated into U.S. dollars at the exchange rate on that date. Subsequent to December 1, 2016, the valuation was completed and adjustments were made to the preliminary allocations of the fair value of the assets acquired and liabilities assumed from the GRT acquisition.

	As Originally
Assets	Reported	Adjustments	As Adjusted
Cash	$8,091	$—	$8,091
Accounts receivable	2,844	—	2,844
Notes receivable	3,050	—	3,050
Inventory	7,983	—	7,983
Other current assets	981	—	981
Property, plant & equipment	46,712	(1,321)	45,391
Intangible assets	7,412	16	7,428
Other long-term assets	289	—	289
Goodwill	33,861	2,024	35,885

Liabilities
Accounts payable	(61,570)	(719)	(62,289)
Notes payable	(10,122)	—	(10,122)
Accrued liabilities	(2,866)	—	(2,866)
Long-term debt	(3,383)	—	(3,383)
Other long-term liabilities	(940)	—	(940)
	32,342	—	32,342
Noncontrolling shareholder interest	(18,323)	—	(18,323)

Cooper Tire & Rubber Company consideration	$14,019	$—	$14,019

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
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$61,687	$49,303	$137,558	$179,057
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	52,042	54,055	52,555	54,869
Effect of dilutive securities - stock options and other stock units	393	625	491	590
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	52,435	54,680	53,046	55,459
Earnings per share:
Basic	$1.19	$0.91	$2.62	$3.26
Diluted	$1.18	$0.90	$2.59	$3.23
All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both September 30, 2017 and 2016.

4.	Inventories
Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $478,971 and $409,034 at September 30, 2017 and December 31, 2016, respectively. These FIFO values have been reduced by approximately $70,700 and $85,113 at September 30, 2017 and December 31, 2016, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO or average cost methods. All LIFO inventories are stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

5.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include fair value and cash flow hedges of foreign currency exposures. The change in values of the fair value foreign currency hedges and cash flow hedges offsets exchange rate fluctuations on the foreign currency-denominated intercompany loans and obligations. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso, Chinese yuan and Serbian dinar generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to four years. The notional amount of these foreign currency derivative instruments at September 30, 2017 and December 31, 2016 was $136,961 and $89,414, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(2,997) and $1,029 as of September 30, 2017 and December 31, 2016, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	September 30, 2017	December 31, 2016
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$(3,207)	$1,029
Gross amounts offset	210	—
Net amounts	$(2,997)	$1,029
Not designated as hedging instruments:
Gross amounts recognized	(120)	109
Gross amounts offset	225	(76)
Net amounts	$105	$33
Net amounts presented:
Accrued current liabilities	$(2,083)	$—
Other long-term liabilities	$(809)	$—
Other current assets	$—	$1,062
The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2017	2016	2017	2016
Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$(3,010)	$599	$(5,734)	$(3,757)
Amount of (Loss) Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	(2,720)	(574)	(2,367)	821

	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain
		Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives not Designated as Hedging Instruments		2017	2016	2017	2016
Foreign exchange contracts	Other non-operating (expense) income	$(1,448)	$330	$(2,853)	$645
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(2,892)	$—	$(2,892)	$—
Stock-based Liabilities	$(17,334)	$(17,334)	$—	$—

	December 31, 2016
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$1,062	$—	$1,062	$—
Stock-based Liabilities	$(20,336)	$(20,336)	$—	$—
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash, Notes payable and Current portion of long-term debt at September 30, 2017 and December 31, 2016 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.
The fair market value of Long-term debt is $330,647 and $331,941 at September 30, 2017 and December 31, 2016, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $296,084 and $297,094 as reported on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

6.	Income Taxes
For the three month period ended September 30, 2017, the Company recorded a provision for income taxes of $31,924 (effective rate of 33.8 percent) compared with $23,757 (effective rate of 32.0 percent) for the comparable period in 2016. For the nine month period ended September 30, 2017, the Company recorded a provision for income taxes of $67,250 (effective rate of 32.8 percent) compared with $86,509 (effective rate of 32.4 percent) for the comparable period in 2016. The 2017 three and nine month period provision for income taxes is calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three month period ended September 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded. The effective tax rate for the nine month period ended September 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded, and due to a discrete tax benefit recognized as a result of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Accounting," which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the income statement. For the quarter and nine month periods ended September 30, 2017, the Company recognized excess tax benefits from share-based payments of $85 and $2,024, respectively.
The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at September 30, 2017, as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2,350. In addition, the Company has recorded valuation allowances of $18,497 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $20,847. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At September 30, 2017, the Company’s liability, exclusive of interest, totals approximately $2,266. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter and nine month periods ended September 30, 2017. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
The Company and its subsidiaries are subject to income tax examination in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has effectively settled U.S. federal tax examinations for years before 2014 and state and local examinations for years before 2013, with limited exceptions. Non-U.S. subsidiaries of the Company are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2008. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

7.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three and nine months ended September 30, 2017 and 2016 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$2,465	$2,403	$7,395	$7,210
Interest cost	9,813	10,617	29,439	31,850
Expected return on plan assets	(13,515)	(13,391)	(40,544)	(40,175)
Amortization of actuarial loss	9,281	9,576	27,842	28,729
Pension settlement charge	$—	$11,462	$—	$11,462
Net periodic benefit cost	$8,044	$20,667	$24,132	$39,076

	Pension Benefits - International
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$2	$—	$7
Interest cost	2,927	3,417	8,557	10,877
Expected return on plan assets	(2,860)	(2,744)	(8,362)	(8,736)
Amortization of actuarial loss	1,384	1,244	4,045	3,961
Net periodic benefit cost	$1,451	$1,919	$4,240	$6,109

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$501	$537	$1,502	$1,611
Interest cost	2,515	2,705	7,547	8,115
Amortization of prior service credit	(141)	(141)	(424)	(424)
Net periodic benefit cost	$2,875	$3,101	$8,625	$9,302

Pension Settlement Charge
In order to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations, the Company extended an offer to approximately 1,200 former employees with deferred vested pension plan benefits. These former employees had the opportunity to make a one-time election to receive a lump-sum distribution of their benefits by the end of the third quarter of 2016. The vested benefit obligation associated with these former employees was approximately $42,000, equivalent to about 4 percent of the Company’s benefit obligation for the domestic plans.
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
The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2017	2016
Reserve at beginning of year	$10,634	$12,339
Additions	6,285	6,831
Payments	(6,538)	(7,486)
Reserve at September 30	$10,381	$11,684

9.	Stockholders’ Equity
The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2016	$1,076,014	$54,222	$1,130,236
Net income	137,558	307	137,865
Other comprehensive income	44,697	4,673	49,370
Share repurchase program	(70,198)	—	(70,198)
Stock compensation plans	1,782	—	1,782
Cash dividends - $0.315 per share	(16,548)	—	(16,548)
Dividend paid to noncontrolling shareholder	$—	$(282)	$(282)
Balance at September 30, 2017	$1,173,305	$58,920	$1,232,225

10.	Share Repurchase Programs
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
For the period February 17, 2017 through September 30, 2017, the Company repurchased an additional 1,559,995 shares of the Company’s common stock under the 2017 Repurchase Program for $56,118, including applicable commissions, which represented an average price of $35.97 per share. All repurchases under the 2017 Repurchase Program have been made using cash resources.
In the first nine months of 2017, the Company repurchased 1,943,685 shares of the Company’s common stock under the 2016 Repurchase Program and the 2017 Repurchase Program for $70,198, including applicable commissions, which represented an average price of $36.12 per share.
Since the share repurchases began in August 2014 through September 30, 2017, the Company has repurchased 14,174,514 shares of the Company’s common stock at an average cost of $34.36 per share.

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

The following table discloses the amount of stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$—	$26	$14	$484
Restricted stock units	768	1,348	2,550	5,117
Performance stock units	368	727	1,147	6,199
Total stock-based compensation	$1,136	$2,101	$3,711	$11,800
Stock Options
No stock options were granted in the nine month periods ended September 30, 2017 and 2016, respectively. In February 2014, employees participating in the 2014-2016 long-term incentive plan were granted 380,064 stock options, which vested one-third each year through February 2017. In February 2013, employees participating in the 2013-2015 long-term incentive plan were granted 330,639 stock options, which vested one-third each year through February 2016.
The following table provides details of the stock option activity for the nine months ended September 30, 2017:

Number of Shares
Outstanding at December 31, 2016	495,704
Exercised	(208,268)
Expired	—
Canceled	—
Outstanding at September 30, 2017	287,436
Exercisable	287,436
Restricted Stock Units
Under the Company's incentive compensation plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the long-term incentive plan. In February 2017, employees participating in the 2017-2019 long-term incentive plan were granted 82,563 restricted stock units which vest one-third each year through February 2020. In February 2016, employees participating in the 2016-2018 long-term incentive plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2015, employees participating in the 2015-2017 long-term incentive plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. Compensation related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months to vest in the restricted stock units, even if retirement eligible. The weighted average fair values of restricted stock units granted in the first nine months of 2017 and for the full year 2016 were $38.36 and $36.02, respectively.
The following table provides details of the nonvested restricted stock unit activity for the nine months ended September 30, 2017:

Number of Restricted Stock Units
Nonvested at December 31, 2016	240,574
Granted	102,707
Vested	(135,799)
Canceled	(7,829)
Accrued dividend equivalents	1,857
Nonvested at September 30, 2017	201,510

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
The following table provides details of the nonvested performance stock units under the Company’s long-term incentive plan:

Number of Performance Stock Units
Performance stock units outstanding at December 31, 2016	163,967
Granted	64,208
Canceled	(6,807)
Accrued dividend equivalents	1,437
Performance stock units outstanding at September 30, 2017	222,805
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

12.	Changes in Accumulated Other Comprehensive Loss by Component
The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three and nine month periods ended September 30, 2017 and 2016, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, June 30, 2017	(50,022)	1	(462,775)	(512,796)
Other comprehensive income (loss) before reclassifications	8,181	(3,010)	—	5,171
Foreign currency translation effect	—	—	(2,437)	(2,437)
Income tax effect	—	985	—	985
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	2,720	—	2,720
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	10,665	10,665
Pension settlement charge	—	—	—	—
Income tax effect	—	(890)	(3,731)	(4,621)
Other comprehensive income (loss)	8,181	(195)	4,356	12,342
Ending balance, September 30, 2017	(41,841)	(194)	(458,419)	(500,454)

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, June 30, 2016	(45,429)	(134)	(470,045)	(515,608)
Other comprehensive (loss) income before reclassifications	(9,626)	599	(26,494)	(35,521)
Foreign currency translation effect	—	—	2,513	2,513
Income tax effect	—	(211)	10,134	9,923
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	574	—	574
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	10,820	10,820
Pension settlement charge	—	—	11,462	11,462
Income tax effect	—	(209)	(3,820)	(4,029)
Other comprehensive (loss) income	(9,626)	753	4,474	(4,399)
Ending balance, September 30, 2016	(55,055)	619	(465,571)	(520,007)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)
Other comprehensive (loss) income before reclassifications	33,574	(5,734)	—	27,840
Foreign currency translation effect	—	—	(7,004)	(7,004)
Income tax effect	—	1,893	—	1,893
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	2,367	—	2,367
Amortization of prior service credit	—	—	(424)	(424)
Amortization of actuarial losses	—	—	31,887	31,887
Pension settlement charge	—	—	—	—
Income tax effect	—	(687)	(11,175)	(11,862)
Other comprehensive (loss) income	33,574	(2,161)	13,284	44,697
Ending balance, September 30, 2017	(41,841)	(194)	(458,419)	(500,454)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2015	(22,034)	3,454	(491,187)	(509,767)
Other comprehensive (loss) income before reclassifications	(33,021)	(3,757)	(26,494)	(63,272)
Foreign currency translation effect	—	—	9,748	9,748
Income tax effect	—	1,448	10,134	11,582
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(821)	—	(821)
Amortization of prior service credit	—	—	(424)	(424)
Amortization of actuarial losses	—	—	32,690	32,690
Pension settlement charge	—	—	11,462	11,462
Income tax effect	—	295	(11,500)	(11,205)
Other comprehensive (loss) income	(33,021)	(2,835)	25,616	(10,240)
Ending balance, September 30, 2016	(55,055)	619	(465,571)	(520,007)

13.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders' Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to noncontrolling shareholders' interests	$973	$1,176	$307	$1,545
Other comprehensive income (loss):
Currency translation adjustments	494	(1,320)	4,673	(3,116)
Comprehensive income (loss) attributable to noncontrolling shareholders' interests	$1,467	$(144)	$4,980	$(1,571)

14.	Contingent Liabilities
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
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, SUV, radial medium truck and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires - made up of thousands of different specifications - are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control - such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard and excessive speed.

The Company accrues costs for product liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced product were involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each product liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The liability often cannot be determined with precision until the claim is resolved.
Pursuant to ASU 450 "Contingencies", the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. The Company periodically reviews such estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The time frame for the payment of a product liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved - claim dismissed, negotiated settlement, trial verdict or appeals process - and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid.
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s review completed in the third quarter, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its accrual from $168,163 at June 30, 2017 to $131,541 at September 30, 2017. This change in estimate in the quarter is primarily the result of recent favorable claims experience and trends.
The addition of another year of self-insured incidents accounted for an increase of $37,016 in the Company's product liability reserve in the first nine months of 2017. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $38,004.
The Company paid $11,675 during the third quarter of 2017 to resolve cases and claims and has paid $44,466 through the first nine months of 2017. The Company’s product liability reserve balance at September 30, 2017 totaled $131,541 (the current portion of $45,626 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2016 totaled $176,995 (current portion of $58,054).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
For the three month periods ended September 30, 2017 and 2016, product liability (income) expense totaled $(20,989) and $17,917, respectively. For the nine month period ended September 30, 2017 and 2016, product liability expense totaled $11,458 and $52,932, respectively. Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income.

15.    Business Segments
The Company has four segments under ASC 280, “Segments”:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV ("COOCSA"), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced from GRT and through an off-take agreement with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company’s former joint venture. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers ("OEMs").
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations”. The European operations have operations in the United Kingdom ("U.K.") and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of GRT, a joint venture manufacturing facility located in the PRC. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain medium truck and passenger car tires under off-take agreements with PCT through mid-2018. The medium truck tire agreement has been extended and now expires in mid-2019. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.

The following table details information on the Company’s operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales
Americas Tire
External customers	$615,261	$658,727	$1,742,863	$1,866,926
Intercompany	10,162	13,914	29,275	39,773
	625,423	672,641	1,772,138	1,906,699
International Tire
External customers	118,582	92,186	354,758	274,056
Intercompany	44,763	20,603	101,922	65,637
	163,345	112,789	456,680	339,693
Eliminations	(54,925)	(34,517)	(131,197)	(105,410)
Consolidated net sales	$733,843	$750,913	$2,097,621	$2,140,982
Operating profit (loss):
Americas Tire	$117,465	$101,522	$263,951	$323,667
International Tire	591	3,265	3,518	4,645
Unallocated corporate charges	(15,792)	(26,442)	(41,177)	(48,191)
Eliminations	(887)	(117)	(1,413)	(872)
Operating profit	101,377	78,228	224,879	279,249
Interest expense	(7,591)	(6,795)	(23,629)	(19,717)
Interest income	1,776	1,018	5,333	2,907
Other non-operating (expense) income	(978)	1,785	(1,468)	4,672
Income before income taxes	$94,584	$74,236	$205,115	$267,111

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
Net sales
Americas Tire
External customers	$615,261	(6.6)	$658,727	$1,742,863	(6.6)	$1,866,926
Intercompany	10,162	(27.0)	13,914	29,275	(26.4)	39,773
	625,423	(7.0)	672,641	1,772,138	(7.1)	1,906,699
International Tire
External customers	118,582	28.6	92,186	354,758	29.4	274,056
Intercompany	44,763	117.3	20,603	101,922	55.3	65,637
	163,345	44.8	112,789	456,680	34.4	339,693
Eliminations	(54,925)	(59.1)	(34,517)	(131,197)	(24.5)	(105,410)
Consolidated net sales	$733,843	(2.3)	$750,913	$2,097,621	(2.0)	$2,140,982
Operating profit (loss):
Americas Tire	$117,465	15.7	$101,522	$263,951	(18.4)	$323,667
International Tire	591	(81.9)	3,265	3,518	(24.3)	4,645
Unallocated corporate charges	(15,792)	40.3	(26,442)	(41,177)	14.6	(48,191)
Eliminations	(887)	n/m	(117)	(1,413)	(62.0)	(872)
Operating profit	101,377	29.6	78,228	224,879	(19.5)	279,249
Interest expense	(7,591)	11.7	(6,795)	(23,629)	(19.8)	(19,717)
Interest income	1,776	74.5	1,018	5,333	83.5	2,907
Other non-operating (expense) income	(978)	n/m	1,785	(1,468)	n/m	4,672
Income before income taxes	94,584	27.4	74,236	205,115	(23.2)	267,111
Provision for income taxes	31,924	34.4	23,757	67,250	(22.3)	86,509
Net income	62,660	24.1	50,479	137,865	(23.7)	180,602
Net income attributable to noncontrolling shareholders' interests	973	(17.3)	1,176	307	(80.1)	1,545
Net income attributable to Cooper Tire & Rubber Company	$61,687	25.1	$49,303	$137,558	(23.2)	$179,057

Earnings per share:
Basic	$1.19	30.8	$0.91	$2.62	(19.6)	$3.26
Diluted	$1.18	31.1	$0.90	$2.59	(19.8)	$3.23
n/m – not meaningful

Consolidated net sales for the third quarter of 2017 were $734 million, a decrease of $17 million from the comparable period one year ago. In the third quarter of 2017, the Company experienced lower unit volumes ($19 million) and unfavorable price and mix ($1 million), partially offset by favorable foreign currency impact ($3 million). Unit volume in the Americas segment was down, with decreases in both North America and Latin America. This result was partially offset by improved unit volume performance in the International segment.

The Company recorded operating profit in the third quarter of 2017 of $101 million, an increase of $23 million compared with the third quarter of 2016. Operating profit included higher raw material costs net of price and mix ($15 million) and lower unit volume ($8 million). The Company also experienced higher manufacturing costs ($7 million), primarily in the Americas, as a result of lower production volumes in North America as a result of the decline in unit volume year over year and the pull ahead of production down days into September out of concern for potential hurricane related disruption of raw material supply. These higher costs were offset by lower product liability costs ($39 million), the non-recurrence of a non-cash pension settlement charge ($11 million) that was recorded in 2016, and decreased other operating costs ($3 million).

As part of its regular review, the Company monitors trends and analyzes developments and variables likely to affect pending and anticipated product liability claims against the company. Primarily as a result of the review completed in the third quarter, the company reduced its estimate of pending and anticipated product liability claims, which resulted in a benefit of $39 million compared to the third quarter of 2016. Additional information related to the Company’s accounting for product liability costs appears in the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Consolidated net sales for the nine month period ended September 30, 2017 were $2,098 million, a decrease of $43 million from the comparable period one year ago. Lower unit volume ($67 million) and unfavorable foreign currency impact ($14 million), were partially offset by favorable pricing and mix ($38 million), which was primarily due to net price increases related to higher raw material costs. The negative impact to net sales from lower unit volume was related to a unit volume decline in the Americas, partially offset by improved unit volume in the International segment.

The Company recorded operating profit of $225 million in the first nine months of 2017, a decrease of $54 million compared with the first nine months of 2016. Higher raw material costs net of price and mix ($91 million) increased compared to the first nine months of 2016. The Company also experienced increased manufacturing costs ($26 million), primarily in the Americas, as a result of lower production volumes in North America, and lower unit volume ($23 million) compared with 2016. These costs were partially offset by lower product liability charges ($41 million), decreased selling, general and administrative costs ($13 million), and the $11 million non-cash pension settlement charge recorded in 2016. The Company also had a reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties. Other operating costs increased $1 million over the prior year.

The Company experienced increases in the costs of certain of its principal raw materials in the first nine months of 2017 compared with the first nine months of 2016. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of products sold from changes to raw material prices.

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

Product liability costs reduced cost of products sold $21 million in the third quarter of 2017, a decrease of $39 million from the comparable period one year ago. Product liability expenses totaled $11 million in the first nine months of 2017, a decrease of $41 million from the first nine months of 2016. Based on the Company’s review completed in the third quarter, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its accrual. Additional information related to the Company’s accounting for product liability costs appears in the Notes to Unaudited Condensed Consolidated Financial Statements.

Selling, general and administrative expenses were $63 million in the third quarter of 2017 (8.6 percent of net sales) and $63 million in the third quarter of 2016 (8.4 percent of net sales). Selling, general and administrative expenses for the third quarter of 2017 were flat compared to the prior year, as decreases in the mark to market costs of stock-based liabilities and lower incentive compensation were offset by increased professional fees. For the nine month period ending September 30, 2017, selling, general, and administrative expenses were $181 million (8.6 percent of net sales) compared with $192 million (9.0 percent of net sales) for the comparable period of 2016. The decrease in selling, general, and administrative expenses was driven by a decrease in incentive compensation, partially offset by an increase in professional fees and the write-off of assets related to the Company's global ERP system implementation.

Interest expense increased $1 million and $4 million in 2017 when compared to the corresponding quarter and year-to-date periods ended September 30, 2016, respectively. The increase was a result of increased borrowings and higher interest rates, primarily in Asia. Interest income increased $1 million in the third quarter of 2017 compared to the third quarter of 2016 and increased $2 million in the first nine months of 2017 compared to the first nine months of 2016.

Other income decreased $3 million in the third quarter of 2017 and decreased $6 million in the first nine months of 2017 when compared to the corresponding periods in 2016. The decrease was due primarily to the impact of foreign currency forward contracts.

For the three month period ended September 30, 2017, the Company recorded income tax expense of $32 million (effective rate of 33.8 percent) compared with $24 million (effective rate of 32.0 percent) for the comparable period in 2016. For the nine month period ended September 30, 2017, the company recorded tax expense of $67 million (effective rate of 32.8 percent) compared with $87 million (effective rate of 32.4 percent) for the comparable period in 2016. The effective tax rate for the three month period ended September 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded. The effective tax rate for the nine month period ended September 30, 2017 differs from the U.S. federal statutory rate of 35 percent primarily due to the projected mix of earnings in international jurisdictions with lower tax rates, partially offset by losses in jurisdictions where valuation allowances are recorded, and due to a discrete tax benefit recognized as a result of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Accounting," which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the income statement. The Company recognized excess tax benefits from share-based payments of $2 million in the first nine months of 2017.

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

Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
Net sales	$625,423	(7.0)%	$672,641	$1,772,138	(7.1)%	$1,906,699
Operating profit	$117,465	15.7%	$101,522	$263,951	(18.4)%	$323,667
Operating margin	18.8%	2.7 points	15.1%	14.9%	-2.5 points	17.0%
Total unit sales change		(7.5)%			(6.4)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		(10.4)%			(10.5)%
USTMA members		(1.7)%			(0.9)%
Total Industry		(1.4)%			(0.7)%
Overview

The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced from GRT and through an off-take agreement that was entered into with PCT, the Company's former joint venture, which is now known as Prinx Chengshan (Shandong) Tire Company Ltd. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Sales

Net sales of the Americas Tire Operations segment for the third quarter of 2017 decreased $48 million, or 7.0 percent, from the third quarter of 2016. The decrease in sales was a result of lower unit volume ($51 million), which was partially offset by favorable pricing and mix ($2 million), primarily due to net price increases related to higher raw material costs, and favorable foreign currency impact ($1 million). Unit shipments for the segment decreased 7.5 percent compared with the third quarter of 2016. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 10.4 percent in the third quarter of 2017 compared with the third quarter of 2016. This decrease compares with a 1.7 percent decrease in total light vehicle tire shipments experienced by the members of the U.S. Tire Manufacturing Association (“USTMA”, formerly the Rubber Manufacturers Association), and a 1.4 percent decrease in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-USTMA members). Unit volume was negatively impacted by the hurricanes in the U.S. in the third quarter of 2017. The segment’s commercial truck tire unit shipments for the U.S. decreased 2.5 percent in the third quarter of 2017 from the third quarter of 2016, compared with unit shipment increases for both the the industry and the USTMA.

Net sales of the Americas Tire Operations segment for the first nine months of 2017 decreased $135 million or 7.1 percent, from the first nine months of 2016. The decrease in sales was a result of lower unit volume ($142 million) and unfavorable foreign currency impact ($3 million), which were partially offset by favorable pricing and mix ($10 million), primarily due to net price increases related to higher raw material costs. Unit shipments for the segment decreased 6.4 percent compared with the first nine months of 2016. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 10.5 percent in the first nine months of 2017 compared with the comparable period of 2016. This decrease compares with a 0.9 percent decrease in total light vehicle tire shipments experienced by the members of the USTMA and a 0.7 percent decrease experienced for the total industry. The segment’s commercial truck tire unit shipments for the U.S. increased 14.9 percent in the first nine months of 2017 compared with the first nine months of 2016, outperforming both the industry and the USTMA.

Operating Profit

Operating profit for the segment increased $15 million to $117 million in the third quarter of 2017. The segment experienced lower unit volume ($12 million) and unfavorable raw material costs net of price and mix ($7 million) compared to the third quarter of 2016. The segment also experienced increased manufacturing costs ($8 million), which was a result of curtailed production levels in order to manage inventory based on lower unit volume in the U.S. and the pull ahead of production down days into September out of concern for potential hurricane related disruption of raw material supply. These higher costs were more than offset by lower product liability costs ($39 million), favorable selling, general and administrative costs ($2 million), and decreased other operating costs ($1 million).

Operating profit for the segment decreased $60 million to $264 million in the first nine months of 2017. The segment experienced unfavorable raw material costs net of price and mix ($75 million) and lower unit volumes ($34 million) compared to the first nine months of 2016. The segment also experienced increased manufacturing costs ($30 million) as a result of curtailed production levels in the first nine months of 2017 and unfavorable other operating costs ($2 million). Product liability charges ($41 million) were lower year over year. Selling, general and administrative costs ($18 million) decreased from the first nine months of 2016, primarily as a result of reduced incentive compensation. The first nine months of 2017 also included the reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties.

The segment’s internally calculated raw material index of 150.2 during the quarter was an increase of 6.4 percent from the third quarter of 2016. The raw material index decreased 8.1 percent from the quarter ended June 30, 2017.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
Net sales	$163,345	44.8%	$112,789	$456,680	34.4%	$339,693
Operating profit	$591	(81.9)%	$3,265	$3,518	(24.3)%	$4,645
Operating margin	0.4%	-2.5 points	2.9%	0.8%	-0.6 points	1.4%
Total unit sales change		31.3%			24.0%
Overview

The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European segment has operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. In the PRC, Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of GRT, a joint venture manufacturing facility located in the PRC. GRT is expected to serve as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed radial and bias medium truck tires as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain medium truck and passenger car tires under off-take agreements with PCT through mid-2018. The medium truck tire agreement has been extended and now expires in mid-2019. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
Sales

Net sales of the International Tire Operations segment for the third quarter of 2017 increased $50 million, or 44.8 percent, from the third quarter of 2016. The segment experienced increased unit volume ($27 million), favorable price and mix ($22 million), primarily due to net price increases related to higher raw material costs, and favorable foreign currency impact ($1 million) compared with the third quarter of 2016. Unit volume in Asia increased, driven by an increase in sales in the domestic China market for both original equipment and replacement tires. Unit volumes in the European market decreased slightly compared to the third quarter of 2016. Net segment exports to the U.S. increased compared with the third quarter of 2016.

Net sales of the International Tire Operations segment for the first nine months of 2017 increased $117 million, or 34.4 percent, from the first nine months of 2016. The segment experienced increased unit volume ($64 million) and favorable price and mix ($65 million), primarily due to net price increases related to higher raw material costs, which were partially offset by unfavorable foreign currency impact ($12 million) compared with the first nine months of 2016. Unit volume increased compared to the prior year in both Asia and Europe. Net segment exports to the U.S. decreased compared with the first nine months of 2016.

Operating Profit

Operating profit for the segment decreased $2 million from the third quarter of 2016 to an operating profit of $1 million in the third quarter of 2017. The segment experienced unfavorable raw materials net of price and mix ($7 million), which were partially offset by increased unit volume ($4 million) and lower manufacturing costs ($1 million).

Operating profit for the segment decreased $1 million from the first nine months of 2016 to an operating profit of $4 million in the first nine months of 2017. The segment experienced higher raw materials costs net of price and mix ($13 million) and increased other costs ($1 million), including foreign currency impact. These costs were partially offset by increased unit volume ($9 million) and lower manufacturing costs ($4 million).

Outlook for Company

The Company projects a modest sequential increase in raw material costs in the fourth quarter of 2017.

The Company expects unit volume improvement in the Americas segment sequentially from the third quarter of 2017, but U.S. unit volume that is expected to lag the industry. Unit volume growth is expected in the International segment.

The International segment is expected to continue to improve profitability relative to the fourth quarter of 2016, inclusive of the recently acquired majority interest in GRT.

Full year 2017 consolidated operating margin is expected to be near the high end of the Company’s previously announced mid-term target of 8 to 10 percent.

The effective tax rate for full year 2017 is expected to be in a range between 30 percent and 33 percent.

Capital expenditures are expected to range between $190 and $210 million for the year.
Liquidity and Capital Resources

Sources and uses of cash in operating activities - Net cash consumed by operating activities was $14 million in the first nine months of 2017 compared to net cash provided of $180 million in the first nine months of 2016. In the first nine months of 2017, net income provided $138 million and other non-cash charges contributed $127 million, which were more than offset by changes in working capital accounts, which consumed $279 million. In the first nine months of 2016, net income provided $181 million and other non-cash charges contributed $149 million, which were partially offset by changes in working capital accounts, which consumed $150 million. The decrease in cash provided by operating activities in 2017 as compared to 2016 is the result of lower net income in 2017, a reduction in accruals in 2017, including reduced product liability and incentive compensation accruals, and increased growth in accounts receivable in 2017 as a result of higher sales in the International segment and extended promotional terms in the Americas segment. Additionally, accounts payable has consumed cash in 2017 as compared to generating cash in 2016, primarily due to raw material price increases throughout 2016, as compared to slower growth in raw material prices in 2017.

Use of cash in investing activities - Net cash used in investing activities during the first nine months of 2017 and 2016 reflect capital expenditures of $143 million and $127 million, respectively.

Sources and uses of cash in financing activities - The Company repurchased $70 million and $82 million of its common stock in the first nine months of 2017 and 2016, respectively. During the first nine months of 2017, the Company repaid $6 million more on short-term debt compared with the first nine months of 2016. Dividends paid on the Company’s common shares were $17 million in the first nine months of both 2017 and 2016. During the first nine months of 2017, stock options were exercised to acquire 208,268 shares of common stock with a cash impact of $4 million. During the first nine months of 2016, stock options were exercised to acquire 153,614 shares of common stock with a cash impact of $4 million.

Available cash, credit facilities and contractual commitments - At September 30, 2017, the Company had cash and cash equivalents of $258 million.

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

These credit facilities are undrawn, other than to secure letters of credit, at September 30, 2017. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at September 30, 2017, was $532 million.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $60 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $24 million at September 30, 2017.

The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at September 30, 2017 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at September 30, 2017:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	7,853
298,311
Less: unamortized debt issuance costs	763
297,548
Less: current maturities	1,464
$296,084
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

•
changes to tariffs or trade agreements, or the imposition of new tariffs or trade restrictions, including changes related to tariffs on tires imported into the U.S. from China, as well as tariffs imposed on raw materials which the company uses;

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

•
changes in pension expense and/or funding resulting from the company’s pension strategy, investment performance of the company’s pension plan assets and changes in discount rate or expected return on plan assets assumptions, or changes to related accounting regulations;

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

There have been no material changes in market risk at September 30, 2017 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2017 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2017. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials.
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs, trade agreements or other trade restrictions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from other governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
For example, antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The countervailing duty determination is undergoing an Administrative Review with the final results being expected in the first quarter of 2018.
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
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain medium truck and passenger car tires for the Company through mid-2018. The medium truck tire agreement has been extended and now expires in mid-2019. If there are any disruptions in or quality issues with the supply of Cooper-branded products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the off-take agreements, including sourcing through GRT, but there can be no assurance that the Company will be able to do so in a timely manner. The Company currently sources medium truck tires from both GRT and PCT.
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
The Company routinely evaluates potential acquisitions, such as the purchase of a majority interest in GRT, and may pursue additional acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing and integrating any acquisition opportunities or what the consequences of any acquisition would be. The Company may encounter various risks in any acquisitions, including:

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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of medium truck tires for the Company. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company's results could be impacted by changes in tariffs or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials."
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
The Company’s provision for income taxes and the cash outlays required to satisfy its income tax obligations in the future could be adversely affected by numerous factors. These factors include changes in the level of earnings in the tax jurisdictions in which the Company operates, changes in plans to repatriate the earnings of the Company’s foreign operations to the U.S. and changes in tax laws and regulations. Various levels of government are increasingly focused on tax reform and other legislative actions, including corporate income taxes. These include a number of proposals to modify the U.S. federal income tax laws which, if enacted, could materially impact the Company’s tax obligation. Additionally, the Company’s income tax returns are subject to examination by federal, state and local tax authorities in the U.S. and tax authorities outside the U.S. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. Such factors could have an adverse effect on the Company’s provision for income taxes and the cash outlays required to satisfy income tax obligations.
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

The following table sets forth a summary of the Company’s purchases during the quarter ended September 30, 2017 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	208,976	$36.92	208,976	$267,823
August 1, 2017 through August 31, 2017	125,894	$35.63	125,894	$263,341
September 1, 2017 through September 30, 2017	567,624	$34.23	567,624	$243,928
Total	902,494		902,494

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
(a) Exhibits

(10)	Amendment No. 1 to Credit Agreement, dated as of October 16, 2017, among the Company, the Lenders and JPMorgan Chase Bank, National Association
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

October 30, 2017
(Date)