Form 10-K
period 2017-12-31
COOPER TIRE & RUBBER CO
filed 2018-02-20
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2017 was $1,834,716,601.
The number of shares outstanding of the registrant’s common stock as of February 16, 2018 was 50,797,944.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
PART I

Item 1.	BUSINESS
Cooper Tire & Rubber Company, with its subsidiaries (“Cooper” or the “Company”), is a leading manufacturer and marketer of replacement tires. It is the fifth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the twelfth largest tire company in the world based on sales. Cooper specializes in the design, manufacture, marketing and sales of passenger car, light truck, medium truck, motorcycle and racing tires.
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
Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate in 14 countries, including 9 manufacturing facilities and 20 distribution centers. As of December 31, 2017, it employed 9,204 persons worldwide.

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
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations” in the segment disclosure.
Americas Tire Operations Segment
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced from China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT"), a majority-owned joint venture manufacturing facility, and through an off-take agreement that was entered with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam Co. Ltd. ("Sailun") as an additional source of medium truck tires. The off-take agreement is effective from January 1, 2018 through December 31, 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers (“OEMs”).
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2017 of approximately 11 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. medium truck tire market. A portion of the products manufactured by the segment are exported throughout the world.
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
International Tire Operations Segment
The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations include manufacturing operations in the United Kingdom (“U.K.”) and the Republic of Serbia (“Serbia”). The U.K.

entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the People’s Republic of China (“PRC”). Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent of GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain medium truck and passenger car tires under off-take agreements with PCT through mid-2018. The medium truck tire agreement has been extended and now expires in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of medium truck tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
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
During 2017, the Company experienced increases in the costs of certain of its principal raw materials in comparison to 2016. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.
The Company has a purchasing office in Singapore to acquire natural rubber directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality, while reducing the costs of materials, transportation and transactions.
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
Working Capital
The Company’s working capital consists mainly of inventory, accounts receivable and accounts payable. These working capital accounts are closely managed by the Company. Inventory balances are primarily valued at a last-in, first-out (“LIFO”) basis in the U.S. and under the first-in, first-out (“FIFO”) basis in the rest of the world. Inventories turn regularly, but balances typically increase during the first half of the year before declining as a result of increased sales in the second half. The Company’s inventory levels are generally kept within a targeted range to meet projected demand. The mix of inventory is critical to inventory turnover and meeting customer demand. Accounts receivable and accounts payable are also affected by this business cycle, typically requiring the Company to have greater working capital needs during the second and third quarters. The Company engages in a rigorous credit analysis of its customers and monitors their financial positions. The Company offers incentives to certain customers to encourage the payment of account balances prior to their scheduled due dates.
At December 31, 2017, the Company held cash and cash equivalents of $372 million.
Research, Development and Product Improvement
The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2017, over 96 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements. Research and development expenditures were $60 million, $56 million and $52 million during 2017, 2016 and 2015, respectively.
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
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words “Cooper,” “Mastercraft”, "Roadmaster", "Starfire" and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next one to three years.
Seasonal Trends
There is year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November.
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
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2017 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2018 for such matters will be material.
Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. The Company has a manufacturing facility, two distribution centers and an office in Serbia. In total, there are seven distribution centers and four sales offices in Europe. The Company has a manufacturing facility and a joint venture manufacturing facility, two distribution centers, a technical center, a sales office and an administrative office in the PRC. The Company also has a purchasing office in Singapore. In Latin America, the Company has a joint venture manufacturing facility, an administrative office, three sales offices and a distribution center.
Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.
Available Information
The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s internet address is http://www.coopertire.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of conduct, which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Investor Relations department. The information contained on or accessible through the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and all positions and offices held by all executive officers of the Company are as follows:

Name	Age	Executive Office Held	Business Experience
John J. Bollman	60	Senior Vice President and Chief Human Resources Officer
Senior Vice President and Chief Human Resources Officer since March 2017. Previously Chief Human Resources Officer of Sequa Corporation, a global firm that provides manufacturing support to gas turbine engine makers, from 2008 to March 2017; Vice President of Human Resources, North America of Whirlpool Corporation, a global home appliance manufacturing company, from 2000 to 2008.

Bradley E. Hughes	56	President, Chief Executive Officer and Director
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

Ginger M. Jones	53	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since May 2016. Vice President and Chief Financial Officer from December 2014 to May 2016. Previously Senior Vice President and Chief Financial Officer of Plexus Corporation, an electronics manufacturing services company, from 2011 to May 2014; Vice President and Chief Finance Officer of Plexus Corporation from 2007 to 2011.

Stephen Zamansky	47	Senior Vice President, General Counsel and Secretary
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
The Company is facing heightened risks due to the uncertain business environment.
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
In addition, the bankruptcy, restructuring or consolidation of one or more of the Company’s major customers or suppliers could result in the write-off of accounts receivable, a reduction in purchases of the Company’s products or a supply disruption to its facilities, which could harm the Company’s results of operations, financial condition and liquidity.
The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials.
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including withdrawal from or material modifications to NAFTA or certain other international trade agreements, or other trade restrictions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
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
In addition, antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on truck and bus tires from China imported into the U.S. Currently, the Company sources its truck and bus tires exclusively from the PRC.
The imposition of additional duties or other trade restrictions in the U.S. or elsewhere on raw materials used by the Company or on certain tires imported from the PRC or other countries will result in higher costs and potentially lower margins, or in the case of finished goods, in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.

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
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain medium truck and passenger car tires for the Company through mid-2018. The medium truck tire agreement has been extended and now expires in mid-2019. If there are any disruptions in or quality issues with the supply of Cooper-branded products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the PCT off-take agreements, including sourcing through GRT and an off-take agreement with Sailun, but there can be no assurance that the Company will be able to do so in a timely manner. The Company currently sources medium truck tires from GRT and PCT.
If the Company fails to develop technologies, processes or products needed to support consumer demand or, changes in consumer behavior, it may lose significant market share or be unable to recover associated costs.
The Company’s ability to sell tires may be significantly impacted if it does not develop or have available technologies, processes, or products that competitors may be developing and consumers demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires, changes in the types of tires consumers desire, changes in the vehicles consumers are purchasing and failure to effectively compete in various sales channels, including digital channels and others in which the Company has been less active in the past.
Technologies or processes may also be developed by competitors that better distribute tires to consumers, which could affect the Company’s customers and implementation of it's strategic plan.
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
The Company’s business depends on the continued service of key members of its management. The loss of the services of a significant number of members of its management team could have a material adverse effect on its business. The Company’s future success will also depend on its ability to attract, retain and develop highly skilled personnel, such as engineering, marketing and senior management professionals. Competition for these employees is intense and the Company could experience difficulty in hiring and retaining the personnel necessary to support its business. If the Company does not succeed in retaining its current employees and attracting new high-quality employees, its business could be materially adversely affected.

A disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance.
The Company relies on the accuracy, capacity and security of its information technology systems across all of its major business functions, including its research and development, manufacturing, sales, financial and administrative functions. While the Company maintains some of its critical information technology systems, it is also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions. Additionally, the Company collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of its customers and suppliers, as well as personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. A system failure, accident or security breach could result in business disruption, theft of its intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to its operations or the theft, loss or disclosure of, or damage to, its data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of medium truck tires for the Company and the Company recently entered into an off-take agreement with Sailun, located in Vietnam, for the supply of medium truck tires. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials."
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The terms of the withdrawal are subject to a negotiation period that could last until or beyond March 2019, two years after the government of the United Kingdom formally initiated the withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate as part of the withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.
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
The Company is subject to federal, state, local and foreign laws and regulations. Compliance with those laws now in effect, or that may be enacted, could require significant capital expenditures, increase the Company’s production costs and affect its earnings and results of operations. Periodic changes as the result of elections in the U.S. and worldwide make it difficult to predict the legislative and regulatory changes that may occur.
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
The Company is also subject to legislation governing labor, environmental, privacy and data protection, occupational safety and health both in the U.S. and other countries. The related legislation can change over time making it more expensive for the Company to produce its products.
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
The Company has and could in the future incur restructuring charges as it continues to execute actions in an effort to improve future profitability and competitiveness and may not achieve the anticipated savings and benefits from these actions.
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business. Such restructuring actions could have a significant negative impact on the Company’s earnings or cash flows in the short-term.
The realizability of deferred tax assets may affect the Company’s profitability and cash flows.
The Company has significant net deferred tax assets recorded on the balance sheet and determines at each reporting period whether or not a valuation allowance is necessary based upon the expected realizability of such deferred tax assets. In the U.S., the Company has recorded deferred tax assets, the largest of which relate to product liability, pension and other postretirement benefit obligations, partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. The Company’s non-U.S. deferred tax assets relate to pension, accrued expenses and net operating losses, and are partially offset by deferred tax liabilities related to accelerated depreciation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains a valuation allowance in the U.K., as well as a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with other non-U.S. net operating losses.
The Company’s assessment of the realizability of deferred tax assets is based in part on certain assumptions regarding future profitability, and potentially adverse business conditions could have a negative impact on the future realizability of the deferred tax assets and therefore impact the Company’s future operating results or financial position.
Compliance with and changes in tax laws, including recently enacted tax reform legislation in the United States, could materially and adversely impact our financial condition, results of operations and cash flows.
We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales and use, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures by us for tax liabilities in the future and could materially and adversely impact our financial condition, results of operations and cash flows.
Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and deemed repatriation of foreign earnings. We expect this legislation to have significant effects on us, some of which may be adverse. For example, the reduction in the corporate tax rate is resulted in a reduction in the value of our existing deferred tax assets, and consequently a charge to our earnings in 2017. The magnitude of the net impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service.
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
The Company’s manufacturing facilities are subject to numerous federal, state, local and foreign laws and regulations designed to protect the environment, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, and the Company expects that additional requirements with respect to environmental matters will be imposed on it in the future. In addition, the Company has contractual indemnification obligations for environmental remediation costs and liabilities that may arise relating to certain divested operations. Material future expenditures may be necessary if compliance standards change, if material unknown conditions that require remediation are discovered, or if required remediation of known conditions becomes more extensive than expected. If the Company fails to comply with present and future environmental laws and regulations, it could be subject to future liabilities or the suspension of production, which could harm its business or results of operations. Environmental laws could also restrict the Company’s ability to expand its facilities or could require it to acquire costly equipment or to incur other significant expenses in connection with its manufacturing processes.
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
The Company is facing risks relating to healthcare legislation.
The Company is facing risks emanating from legislation in the U.S., including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act, which are collectively referred to as healthcare legislation. The future of this major legislation and any replacement is now in question and the ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As shown in the following table, at December 31, 2017, the Company maintained 54 manufacturing facilities, distribution centers, retail stores, technical centers and office facilities worldwide. A majority of the manufacturing facilities are wholly-owned by the Company. Some manufacturing, distribution and office facilities are leased.

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
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2017. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	High	Low
Year Ended December 31, 2017
First Quarter	$44.50	$34.58
Second Quarter	44.50	35.00
Third Quarter	39.40	32.78
Fourth Quarter	38.20	31.55

	High	Low
Year Ended December 31, 2016
First Quarter	$40.75	$32.58
Second Quarter	38.12	29.29
Third Quarter	38.16	29.43
Fourth Quarter	40.21	33.50
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
The following chart assumes three hypothetical $100 investments on December 31, 2012, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Year Ended December 31,
Company / Index	2013	2014	2015	2016	2017
Cooper Tire & Rubber Company	(3.70)	46.24	10.41	3.87	(7.95)
S&P 500 Index	32.39	13.69	1.38	11.96	21.83
S&P 500 Auto Parts & Equipment	64.76	3.68	(5.65)	(2.20)	47.52

	Base Period	INDEXED RETURNS Year Ended December 31,
Company / Index	2012	2013	2014	2015	2016	2017
Cooper Tire & Rubber Company	$100.00	$96.31	$140.92	$155.61	$161.61	$148.76
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Auto Parts & Equipment	100.00	164.76	170.82	161.17	157.61	232.50

(b)	Holders
The number of holders of record at December 31, 2017 was 1,723.

(c)	Dividends
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

	2017		2016
March 31	$0.105	March 31	$0.105
June 30	0.105	June 30	0.105
September 29	0.105	September 30	0.105
December 29	0.105	December 29	0.105
Total:	$0.420	Total:	$0.420

(d)	Issuer purchases of equity securities
The following table sets forth a summary of the Company’s purchases during the quarter ended December 31, 2017 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Public Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	290,258	$37.01	290,258	$233,195
November 1, 2017 through November 30, 2017	103,623	$33.16	103,623	$229,763
December 1, 2017 through December 31, 2017	182,361	$35.60	182,361	$223,276
Total	576,242		576,242

(1)
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the Company's existing share repurchase program (as amended, the "2017 Repurchase Program"). The 2017 Repurchase Program allows the Company to repurchase up to $300,000,000, excluding commissions, of the Company’s common stock through December 31, 2019. The approximately $95,634,000 remaining authorization under the Company's existing share repurchase program as of February 16, 2017 is included in the $300,000,000 maximum amount authorized by the 2017 Repurchase Program. No other changes were made. The 2017 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the 2017 Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.	SELECTED FINANCIAL DATA

(Dollar amounts in thousands except per share amounts)
	2017	2016	2015	2014 (a)	2013
Net sales	$2,854,656	$2,924,869	$2,972,901	$3,424,809	$3,439,233
Operating profit	$271,724	$384,387	$354,480	$300,458	$240,714
Income before income taxes	$243,925	$367,093	$334,028	$348,519	$212,971
Net income attributable to Cooper Tire & Rubber Company	$95,400	$248,381	$212,766	$213,578	$111,013
Earnings per share:
Basic	$1.83	$4.56	$3.73	$3.48	$1.75
Diluted	$1.81	$4.51	$3.69	$3.42	$1.73
Dividends per share	$0.42	$0.42	$0.42	$0.42	$0.42
Weighted average shares outstanding (000s):
Basic	52,206	54,480	57,012	61,402	63,327
Diluted	52,673	55,090	57,623	62,401	64,282
Property, plant and equipment, net	$966,747	$864,227	$795,198	$740,203	$974,269
Total assets	$2,607,735	$2,619,395	$2,436,176	$2,488,937	$2,737,070
Long-term debt	$295,987	$297,094	$296,412	$297,937	$319,882
Total equity	$1,185,756	$1,130,236	$1,017,611	$884,261	$1,157,625
Capital expenditures	$197,186	$175,437	$182,544	$145,041	$180,448
Depreciation and amortization	$140,228	$130,257	$121,408	$139,166	$134,751
Number of employees	9,204	9,149	8,027	7,823	12,256

(a)
The Company sold its ownership interest in Cooper Chengshan (Shandong) Tire Company Ltd. ("CCT") during the fourth quarter of 2014. Results include a gain on sale of interest in subsidiary of $77,471. Income tax expense on the gain on sale of interest in subsidiary was $21,767.

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
The Company has operations in what are considered lower-cost countries. This includes the Cooper Kunshan Tire manufacturing operation in the PRC, a joint venture manufacturing operation in Mexico and a manufacturing facility in Serbia. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico, Eastern Europe and the PRC. Through a variety of other projects, the Company also has improved the competitiveness of its manufacturing operations in the United States.
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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)

	2017	Change	2016	Change	2015
Net Sales
Americas Tire	$2,416,778	(7.1)%	$2,600,323	(3.1)%	$2,684,754
International Tire	618,869	33.4%	464,003	2.7%	451,879
Eliminations	(180,991)	(29.8)%	(139,457)	14.8%	(163,732)
Net sales	2,854,656	(2.4)%	2,924,869	(1.6)%	2,972,901
Operating profit (loss):
Americas Tire	324,693	(26.2)%	439,941	4.0%	422,929
International Tire	9,457	57.7%	5,998	n/m	(19,133)
Unallocated corporate charges	(60,599)	0.5%	(60,308)	15.2%	(52,342)
Eliminations	(1,827)	46.9%	(1,244)	n/m	3,026
Operating profit	271,724	(29.3)%	384,387	8.4%	354,480
Interest expense	(32,048)	20.5%	(26,604)	11.7%	(23,820)
Interest income	7,362	68.2%	4,378	98.0%	2,211
Gain on sale of interest in subsidiary	—	n/m	—	n/m	—
Other non-operating (expense) income	(3,113)	n/m	4,932	n/m	1,157
Income before income taxes	243,925	(33.6)%	367,093	9.9%	334,028
Provision for income taxes	147,180	27.1%	115,799	(2.1)%	118,224
Net income	96,745	(61.5)%	251,294	16.4%	215,804
Net income attributable to noncontrolling shareholders’ interests	1,345	(53.8)%	2,913	(4.1)%	3,038
Net income attributable to Cooper Tire & Rubber Company	$95,400	(61.6)%	$248,381	16.7%	$212,766
Basic earnings per share	$1.83	(59.9)%	$4.56	22.3%	$3.73
Diluted earnings per share	$1.81	(59.9)%	$4.51	22.2%	$3.69
n/m – not meaningful
2017 versus 2016
Consolidated net sales for the year ended December 31, 2017 were $2,855 million, a decrease of $70 million from 2016. Lower unit volumes ($83 million) and unfavorable foreign currency impacts ($12 million) were partially offset by favorable pricing and mix ($25 million). The favorable pricing and mix was primarily due to net price increases related to higher raw material costs. The negative impact to net sales from lower unit volume was related to a unit volume decline in Americas Tire Operations, partially offset by improved unit volume in International Tire Operations due to increased unit volume in Asia.
The Company recorded operating profit of $272 million in 2017, compared to operating profit of $384 million in 2016. The Company experienced unfavorable raw material costs, net of price and mix, ($125 million) and lower unit volume ($33 million) compared to 2016. The Company also experienced higher manufacturing costs ($38 million) compared to 2016, primarily in the Americas Tire Operations, due to lower production volumes in North America as a result of the decline in unit volume year over year. These higher costs were partially offset by lower product liability costs ($39 million), decreased selling, general and administrative costs ($16 million) and the non-recurrence of a non-cash pension settlement charge ($12 million) that was recorded in 2016. The Company also had a reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties. Other operating costs increased ($5 million), including unfavorable currency impact, compared with 2016.
In 2016, in order to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations, the Company offered certain plan participants with deferred vested benefits the opportunity to make a one-time election to receive a lump sum distribution of their benefits. Based on participants that accepted the offer, the Company paid $23 million of lump-sum distributions from plan assets in the third quarter of 2016, which resulted in a non-cash settlement charge ($11 million) in the third quarter of 2016 included within unallocated corporate charges. An additional non-cash settlement charge ($1 million) was incurred in the fourth quarter of 2016 as a result of normal course settlements. Additional information related to the Company’s accounting for the pension settlement charges appears in the Notes to the Consolidated Financial Statements.
During 2017, the Company experienced higher costs for certain of its principal raw materials compared with 2016. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 65 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing, which accelerates the impact to cost of goods sold from changes to raw material prices.
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
Product liability expense decreased $39 million to $26 million in 2017 as compared to 2016. Based on the Company's review of its reserves in 2017, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its accrual in 2017. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Consolidated Financial Statements.
Selling, general, and administrative expenses were $245 million in 2017 (8.6 percent of net sales) and $256 million in 2016 (8.7 percent of net sales). The reduction in selling, general and administrative expenses was driven primarily by decreased incentive compensation, partially offset by an increase in professional fees, the write-off of assets related to the Company's global ERP system implementation and costs related to a reduction in force in the U.S.
Interest expense increased $5 million compared with 2016. The increase was a result of increased borrowings and higher interest rates, primarily in Asia. Interest income increased $3 million compared to 2016 as a result of improved higher interest rates.
Other income decreased $8 million compared with 2016, primarily due to the impact of foreign currency forward contracts.
For the year ended December 31, 2017, the Company recorded an income tax expense of $147 million (effective rate of 60.3 percent) compared with $116 million (effective rate of 31.5 percent) in 2016. On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act, which made broad and complex changes to the tax code. In particular, the transition to a new territorial tax system resulted in a deemed repatriation tax of $35 million on undistributed earnings of foreign subsidiaries. The deemed repatriation tax, also known as the "Transition Tax," will be payable over eight years. In addition, the reduction of the U.S. corporate tax rate from 35 percent to 21 percent resulted in an adjustment to the company's U.S. deferred tax assets and liabilities to the lower base rate of 21 percent. The impact of the re-measurement of deferred tax assets and liabilities resulted in a non-cash charge of $20 million to the Company's fourth quarter tax provision. Both the deemed repatriation tax and the impact of the re-measurement of deferred tax assets and liabilities were recorded as provisional amounts under guidance prescribed by SAB 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act." Additionally, the fourth quarter tax provision includes the impact of the recording of a non-cash valuation allowance based upon the expected realization of certain foreign deferred tax assets related to the Company's European operations of $19 million, partially offset by the reversal of an existing non-cash $7 million valuation allowance in Asia. Aside from the 2017 discrete items, the effective tax rate was also negatively impacted by the mix of earnings, with an increased percentage of earnings in a higher rate tax jurisdiction in 2017.
Net income attributable to noncontrolling shareholders’ interests decreased $2 million compared with 2016.
The effects of inflation did not have a material effect on the results of operations of the Company in 2017.
2016 versus 2015
Consolidated net sales for the year ended December 31, 2016 were $2,925 million, a decrease of $48 million from 2015. The Company experienced less favorable pricing and mix ($77 million), which was offset by higher unit volume ($78 million) compared with 2015. The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Currency impacts were unfavorable ($49 million) compared with 2015.
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
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations” in the segment disclosure.

Americas Tire Operations Segment

(Dollar amounts in thousands)
	2017	Change	2016	Change	2015
Sales	$2,416,778	(7.1)%	$2,600,323	(3.1)%	$2,684,754
Operating profit	$324,693	(26.2)%	$439,941	4.0%	$422,929
Operating margin	13.4%	(3.5) points	16.9%	1.1 points	15.8%
Total unit sales change		(6.3)%		(0.2)%
United States replacement market unit shipment changes:
Passenger tires
Segment		(7.9)%		(3.3)%
USTMA members		0.3%		(2.3)%
Total Industry		0.5%		1.2%
Light truck tires
Segment		(16.6)%		(0.2)%
USTMA members		(5.2)%		4.2%
Total Industry		(1.7)%		9.4%
Total light vehicle tires
Segment		(10.0)%		(2.5)%
USTMA members		(0.4)%		(1.5)%
Total Industry		0.2%		2.2%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced from GRT and through an off-take agreement that was entered with PCT, the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of medium truck tires. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
2017 versus 2016
Sales
Net sales of the Americas Tire Operations segment decreased from $2,600 million in 2016 to $2,417 million in 2017. The decrease in sales was a result of decreased unit volume ($185 million), partially offset by favorable pricing and mix ($3 million), primarily due to net price increases related to higher raw material costs. Currency impacts were unfavorable ($1 million). Unit shipments for the segment decreased 6.3 percent in 2017 compared with 2016. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 10.0 percent in 2017 compared with 2016. This decrease compares with a 0.4 percent decrease in total light vehicle tire shipments experienced by the USTMA, and a 0.2 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-USTMA members. The segment's commercial truck tire shipments for the U.S. increased 14.7 percent in 2017 compared with 2016, outperforming both the industry and the USTMA.

Operating Profit
Operating profit for the segment decreased $115 million to $325 million in 2017. The segment experienced unfavorable raw material costs, net of price and mix, ($102 million) and lower unit volumes ($47 million) compared to 2016. The segment also experienced higher manufacturing costs ($47 million) due to lower production volumes as a result of the decline in unit volume year over year. These higher costs were partially offset by lower product liability expense ($39 million) and decreased selling, general, and administrative costs ($25 million), primarily related to reduced incentive compensation compared to 2016. The Company also had a reversal of expense ($22 million) related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties. Other operating costs increased ($5 million), including unfavorable currency impact, compared with 2016.
The segment’s internally calculated raw material index of 158.3 for the year ended December 31, 2017 was an increase of 14.0 percent from 2016.
2016 versus 2015
Sales
Net sales of the Americas Tire Operations segment decreased $84 million, or 3.1 percent, from 2015. The decrease in sales was a result of unfavorable pricing and mix ($57 million), unfavorable exchange rates ($22 million) and decreased unit volume ($5 million). The unfavorable pricing and mix was primarily due to net price reductions related to lower raw material costs. Unit shipments for the segment decreased 0.2 percent in 2016 compared with 2015. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 2.5 percent in 2016 compared with 2015. This decrease compares with a 1.5 percent decrease in total light vehicle tire shipments experienced by the USTMA, and a 2.2 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-USTMA members. The decline in U.S. unit volume in 2016, which was driven by reduced private label shipments, was largely offset by increased unit volume in Latin America.
Operating Profit
Operating profit for the segment increased $17 million to $440 million in 2016. The segment experienced favorable raw material costs inclusive of tariffs, including preliminary truck and bus tire duties, net of price and mix ($36 million), lower product liability expense ($13 million) and decreased selling, general, and administrative costs ($1 million) compared to 2015. These were partially offset by lower unit volume ($3 million). Manufacturing costs increased ($21 million) compared with 2015, including costs related to the greater complexity of manufacturing higher value, higher margin tires in North America. Other operating costs were unfavorable ($9 million) compared with 2015.
The segment’s internally calculated raw material index of 138.8 for the year ended December 31, 2016 was a decrease of 9.8 percent from 2015.
International Tire Operations Segment

(Dollar amounts in thousands)
	2017	Change	2016	Change	2015
Sales	$618,869	33.4%	$464,003	2.7%	$451,879
Operating profit (loss)	$9,457	57.7%	$5,998	n/m	$(19,133)
Operating margin	1.5%	0.2 points	1.3%	5.5 points	(4.2)%
Total unit sales change		21.6%		6.9%
n/m – not meaningful
Overview
The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of truck and bus radial tire production for the

Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain medium truck and passenger car tires under off-take agreements with PCT through mid-2018. The medium truck tire agreement has been extended and now expires in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of medium truck tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
2017 versus 2016
Sales
Net sales of the International Tire Operations segment increased $155 million, or 33.4 percent, from 2016. The segment experienced increased unit volumes ($76 million) and favorable price and mix ($89 million), which were partially offset by unfavorable currency impact ($10 million) compared with 2016. Unit volume was higher in China due to increased sales in the domestic market for both original equipment and replacement tires, while unit volume in Europe declined slightly compared to 2016. Net segment exports to the U.S. increased compared with 2016.
Operating Profit
Operating profit for the segment increased $3 million to an operating profit of $9 million in 2017. The segment experienced favorable unit volume ($11 million), decreased manufacturing costs ($8 million) and lower other costs ($4 million). These items were partially offset by unfavorable raw material costs, net of price and mix, ($20 million) compared to 2016.
2016 versus 2015
Sales
Net sales of the International Tire Operations segment increased $12 million, or 2.7 percent, from 2015. The segment experienced increased unit volume ($32 million) and favorable price and mix ($7 million), which were partially offset by unfavorable currency impacts ($27 million) compared with 2015. Unit volume was higher in China due to increased sales in the domestic market for both original equipment and replacement tires, which offset the decline in exports to the United States. Unit volume increased in Europe based on higher European market sales, along with an increase of exports to the United States.
Operating Profit
Operating profit for the segment increased $25 million to an operating profit of $6 million in 2016. The segment experienced favorable raw material costs, net of price and mix ($23 million), decreased selling, general and administrative expenses ($1 million), and increased unit volumes ($5 million) compared to 2015. Other costs ($4 million), including unfavorable currency impacts, increased compared with 2015.
Outlook for the Company
In 2018, the Company expects unit volume improvement in both the Americas Tire Operations and International Tire Operations segments in comparison to 2017.
Operating profit is expected to improve throughout 2018, with full year operating profit expected to be near the low end of the 9 to 11 percent range.
The adoption of Accounting Standards Update ("ASU") 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," effective January 1, 2018, will result in the reclassification of net periodic benefit costs, excluding service costs, outside of operating profit to other pension costs. In 2018, the Company expects net periodic benefit costs classified outside of operating profit to be approximately $28 million.
The Company expects its full year 2018 effective tax rate will be in a range between 23 and 26 percent. The decrease in the effective tax rate from 2017 is driven by the reduced U.S. tax rate as a result of the Tax Act and the predominance of the Company's earnings in the U.S. The 23 to 26 percent range does not include the discrete impact of any tax adjustments that may be recorded during the 2018 measurement period prescribed under Staff Accounting Bulleting 118 as a result of the Tax Act.
The Company expects capital expenditures for 2018 will be in a range of $215 million to $235 million.

Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash provided by operating activities of continuing operations was $177 million in 2017 compared to $313 million in 2016. Net income provided $97 million and $251 million in 2017 and 2016, respectively. Net income in 2017 included the benefit of $39 million related to product liability settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions. Other non-cash charges totaled $251 million in 2017 compared to $199 million in 2016. The increase in 2017 was due to the re-measurement of U.S. deferred tax assets as result of the Tax Act, as well as the recording of a valuation allowance related to the Company's European operations, partially offset by the reversal of an existing valuation allowance in Asia. Changes in working capital consumed $171 million and $137 million in 2017 and 2016, respectively. The additional consumption in 2017 was the result of several unfavorable cash flow movements in 2017, including the decline of the Company's long-term product liability accrual.
Net cash provided by operating activities of continuing operations was $313 million in 2016 compared to $304 million in 2015. Net income provided $251 million and $216 million in 2016 and 2015, respectively. Other non-cash charges totaled $199 million in 2016 compared to $154 million in 2015. The 2015 results included an unfavorable change in the LIFO reserve based on the cost and volume of inventory on-hand at December 31, 2015 as compared to December 31, 2014 that did not recur in 2016. Changes in working capital consumed $137 million and $66 million in 2016 and 2015, respectively. The additional consumption of working capital in 2016 was due primarily to growth in inventory in 2016.
Source and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $197 million, $175 million and $183 million in 2017, 2016 and 2015, respectively.
During the fourth quarter of 2016, the Company invested $6 million to purchase 65 percent of GRT, net of $8 million of cash acquired.
The Company’s capital expenditure commitments at December 31, 2017 were $90 million and are included in the “Purchase Obligations” line of the Contractual Obligations table, which appears later in this section.
Sources and uses of cash in financing activities
During 2015, the Company repaid $41 million of short-term debt, including the repayment of $40 million of borrowings on its domestic credit lines. In 2016, the Company added $10 million of short-term debt at its Asian operations. The Company repaid $2 million, $1 million and $3 million of maturing long-term debt in 2017, 2016 and 2015, respectively.
The Company repurchased $91 million, $108 million and $109 million of its common stock in 2017, 2016 and 2015, respectively, as part of the Company’s share repurchase program authorized by the Board of Directors.
Dividends paid on the Company’s common shares were $22 million, $23 million and $24 million in 2017, 2016 and 2015, respectively. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ended December 31, 2017. Dividends paid to the noncontrolling shareholder in COOCSA were less than $1 million in each of 2017, 2016 and 2015.
During 2017, stock options were exercised to acquire 210,125 shares of common stock with a cash impact of $4 million. During 2016, stock options were exercised to acquire 166,434 shares of common stock with a cash impact of $4 million and excess tax benefits on stock-based compensation of $274 thousand. During 2015, stock options were exercised to acquire 1,025,699 shares of common stock with a cash impact of $20 million and excess tax benefits on stock-based compensation of $4 million. Employee taxes paid as a result of shares withheld in conjunction with stock compensation activity were $7 million, $3 million and $4 million in 2017, 2016 and 2015, respectively.
Available cash, credit facilities and contractual commitments
At December 31, 2017, the Company had cash and cash equivalents of $372 million.
Domestically, the Company has a revolving credit facility with a consortium of banks that provides up to $400 million based on available collateral, including a $110 million letter of credit subfacility, and expires in May 2020. On February 15, 2018, the Company extended the maturity of its revolving credit facility until February 15, 2023.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in May 2018. On February 15, 2018, the Company extended the maturity of the accounts receivable securitization facility until February 12, 2021.

These credit facilities are undrawn, other than to secure letters of credit, at December 31, 2017. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at December 31, 2017, was $528 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $64 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $24 million at December 31, 2017.
The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at December 31, 2017 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
The Company’s cash requirements relating to contractual obligations at December 31, 2017 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	After 2022
Long-term debt	$290,458	$—	$173,578	$—	$—	$—	$116,880
Capital lease obligations and other	7,684	1,413	1,208	—	5,063	—	—
Interest on debt and capital lease obligations	111,277	23,127	23,127	9,241	8,994	8,912	37,876
Operating leases	132,744	26,895	24,664	22,218	14,791	10,863	33,313
Notes payable (a)	39,450	39,450	—	—	—	—	—
Purchase obligations (b)	364,982	258,198	80,088	26,696	—	—	—
Postretirement benefits other than pensions (c)	271,726	14,838	15,261	15,919	16,225	16,462	193,021
Pensions (d)	219,834	45,000	45,000	45,000	35,000	35,000	14,834
Income taxes payable (e)	33,671	2,694	2,694	2,694	2,694	2,694	20,201
Other obligations (f)	37,310	15,626	2,321	1,876	1,473	444	15,570
Total contractual cash obligations	$1,509,136	$427,241	$367,941	$123,644	$84,240	$74,375	$431,695

(a)	Financing obtained from financial institutions in the PRC to support the Company’s operations there.

(b)	Purchase commitments for capital expenditures, medium truck tires and raw materials, principally natural rubber, made in the ordinary course of business.

(c)	Represents benefit payments for postretirement benefits other than pension liabilities.

(d)	Represents Company contributions to retirement trusts based on current assumptions.

(e)	Represents income taxes payable related to the deemed repatriation tax on undistributed earnings of foreign subsidiaries under the Tax Act.

(f)	Includes stock-based liabilities, warranty reserve, deferred compensation, nonqualified benefit plans and other non-current liabilities.
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

The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s review completed in 2017, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its accrual from $177 million at December 31, 2016 to $130 million at December 31, 2017. This change in estimate in 2017 is primarily the result of recent favorable claims experience and trends.
The addition of another year of self-insured incidents accounted for an increase of $48 million in the Company's product liability reserve in 2017. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $39 million.
During 2017 the Company paid $56 million and during 2016, the Company paid $32 million to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2017 totaled $130 million (the current portion of $45 million is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2016 totaled $177 million (current portion of $58 million).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to liability reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expense totaled $26 million, $65 million and $79 million in 2017, 2016 and 2015. Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income.
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
The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $2 million at December 31, 2017. In accordance with Company policy, certain liabilities relating to 2012 and 2013 were released following the lapse of statutes for certain state jurisdictions. The unrecognized tax benefits at December 31, 2017 relate to uncertain tax positions in tax years 2013 through 2017.
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

The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2017, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1 million. In addition, the Company has recorded valuation allowances of $29 million relating primarily to non-U.S. pension and net operating loss deferred tax assets for a total valuation allowance of $30 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.
On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the “Tax Act”, which made broad and complex changes to the tax code. As a result of the transition to a new tax system, the Company recorded provisional tax amounts under SAB 118 of $35 million for tax on a mandatory, one-time deemed repatriation of undistributed earnings of foreign subsidiaries (the “Transition Tax”) and of $20 million for the impact of the re-measurement of its U.S. deferred tax assets and liabilities to the new lower U.S. federal income tax rate of 21 percent.
The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Prior to enactment of the Tax Act, the Company did not recognize a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on unremitted foreign earnings because it overcame the presumption of the repatriation of those earnings. Upon enactment of the Tax Act, a one-time Transition Tax was recorded as a provisional amount based on approximately $495 million of unremitted foreign earnings. While the Company has accrued Transition Tax payable on the deemed repatriation of earnings that were previously indefinitely reinvested, it was unable to determine a reasonable estimate of the remaining tax liability, if any, under the Tax Act for its remaining outside basis differences or assess how the Tax Act will impact the Company's existing assertion of indefinite reinvestment.
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
Pension and postretirement benefits
The Company has recorded significant pension liabilities in the U.S. and the U.K. and other postretirement benefit (“OPEB”) liabilities in the U.S. that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments, expected returns on plan assets and the rates of future compensation increases. The discount rate is also significant to the development of OPEB liabilities. The Company determines these assumptions in consultation with its investment advisors and actuaries.
The discount rate reflects the rate used to estimate the value of the Company’s pension and OPEB liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next one hundred years using spot rates from a high quality corporate bond yield curve and computed a single equivalent rate. Based upon this analysis, the Company used a discount rate of 3.50 percent to measure its U.S. pension liabilities at December 31, 2017, which is lower than the 3.90 percent used at December 31, 2016. Similarly, the Company discounted the expected disbursements of its OPEB liabilities and, based upon this analysis, the Company used a discount rate of 3.50 percent to measure its OPEB liabilities at December 31, 2017, which is lower than the 3.95 percent used at December 31, 2016. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 2.50 percent at December 31, 2017 from 2.65 percent at December 31, 2016.
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
The effects of a hypothetical change in discount rate may be nonlinear and asymmetrical for future years as the change in discount rate and the corresponding accounting are applied. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2017, discount rate assumption would have the following estimated effects on the December 31, 2017 pension and other post-retirement benefit obligations and 2018 expected pension and other post-retirement expense:

$ increase (decrease) in thousands	25 Basis Point Decrease in Discount Rate	25 Basis Point Increase in Discount Rate
Pension expense	$2,464	$(2,362)
Other post-retirement benefit expense	(290)	270
Pension obligation	32,357	(30,775)
Other post-retirement benefit obligation	8,368	(7,948)
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
The Company’s investment strategy is to manage the plans' asset allocation relative to the liability profile and funded status of the plans. The Company’s current asset allocation for U.S. plans’ assets is 52 percent in debt securities, 40 percent in equity securities, 6 percent in other investments and 2 percent in cash. The Company’s current asset allocation for U.K. plan assets is 68 percent in bonds, 18 percent in equity securities, 13 percent in other investments, and 1 percent in cash. Equity security investments are structured to achieve a balance between growth and value stocks. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisors and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.
The actual return on U.S. pension plans’ assets was a gain of approximately 14.22 percent in 2017 compared to an asset gain of approximately 7.09 percent in 2016. The actual return on U.K. pension plan assets was a gain of approximately 8.28 percent in 2017 compared to an asset gain of 25.07 percent in 2016. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2017 and 2016 pension expense was 6.50 percent and 7.00 percent, respectively. The expected long-term return on U.K. plan assets used to derive the 2017 and 2016 pension expense was 3.30 percent and 4.00 percent, respectively. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2017 expected return on assets assumption would increase or decrease the net periodic benefit cost by $2,319, respectively.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and OPEB liabilities, decreases and increases in the discount rate and the rate of future compensation increases and differences between actuarial assumptions and actual experience totaling $488 million at December 31, 2017. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 8 years to 10 years. Amortization of these net deferred losses was $43 million in 2017 and $44 million in 2016.
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
A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $6 million and $8 million at December 31, 2017 and December 31, 2016, respectively. An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases in foreign currencies, the Company first nets the exposures to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts and purchases options with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2017 and 2016.
The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$2,854,656	$2,924,869	$2,972,901
Cost of products sold	2,338,153	2,272,519	2,355,451
Gross profit	516,503	652,350	617,450
Selling, general and administrative expense	244,779	255,701	262,970
Pension settlement charges	—	12,262	—
Operating profit	271,724	384,387	354,480
Interest expense	(32,048)	(26,604)	(23,820)
Interest income	7,362	4,378	2,211
Other non-operating (expense) income	(3,113)	4,932	1,157
Income before income taxes	243,925	367,093	334,028
Provision for income taxes	147,180	115,799	118,224
Net income	96,745	251,294	215,804
Net income attributable to noncontrolling shareholders' interests	1,345	2,913	3,038
Net income attributable to Cooper Tire & Rubber Company	$95,400	$248,381	$212,766

Earnings per share:
Basic	$1.83	$4.56	$3.73
Diluted	$1.81	$4.51	$3.69
See Notes to Consolidated Financial Statements, pages 39 to 70.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net income	$96,745	$251,294	$215,804
Other comprehensive income (loss):
Cumulative currency translation adjustments	38,850	(57,954)	(35,320)
Financial instruments:
Change in the fair value of derivatives and marketable securities	(2,473)	(2,371)	(2,319)
Income tax benefit on derivative instruments	855	884	1,011
Financial instruments, net of tax	(1,618)	(1,487)	(1,308)
Postretirement benefit plans:
Amortization of actuarial loss	42,570	43,624	46,736
Amortization of prior service credit	(566)	(566)	(566)
Actuarial gain (loss)	13,385	(39,689)	23,597
Pension settlement charges	—	12,262	—
Income tax benefit on postretirement benefit plans	(14,718)	(9,299)	(23,410)
Foreign currency translation effect	(7,855)	13,152	6,879
Postretirement benefit plans, net of tax	32,816	19,484	53,236
Other comprehensive income (loss)	70,048	(39,957)	16,608
Comprehensive income	166,793	211,337	232,412
Less comprehensive income (loss) attributable to noncontrolling shareholders' interests	4,720	(1,660)	(1,189)
Comprehensive income attributable to Cooper Tire & Rubber Company	$162,073	$212,997	$233,601
See Notes to Consolidated Financial Statements, pages 39 to 70.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$371,684	$504,423
Notes receivable	13,753	7,485
Accounts receivable, less allowances of $7,570 at 2017 and $7,290 at 2016	428,060	409,913
Inventories:
Finished goods	365,672	338,887
Work in process	31,000	29,922
Raw materials and supplies	115,085	101,342
Total inventories	511,757	470,151
Other current assets	63,063	28,546
Total current assets	1,388,317	1,420,518
Property, plant and equipment:
Land and land improvements	52,683	47,767
Buildings	311,199	282,960
Machinery and equipment	1,890,210	1,742,449
Molds, cores and rings	220,528	224,662
Total property, plant and equipment	2,474,620	2,297,838
Less: Accumulated depreciation	1,507,873	1,433,611
Property, plant and equipment, net	966,747	864,227
Goodwill	54,613	52,705
Intangibles, net of accumulated amortization of $93,353 at 2017 and $77,321 at 2016	133,256	140,751
Restricted cash	1,422	1,327
Deferred income tax assets	58,665	133,879
Other assets	4,715	5,988
Total assets	$2,607,735	$2,619,395
See Notes to Consolidated Financial Statements, pages 39 to 70.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except par value amounts)
(Continued)

	December 31,
	2017	2016
Liabilities and Equity
Current liabilities:
Notes payable	$39,450	$26,286
Accounts payable	277,060	282,416
Accrued liabilities	180,476	183,804
Income taxes payable	6,954	5,887
Current portion of long-term debt	1,413	2,421
Total current liabilities	505,353	500,814
Long-term debt	295,987	297,094
Postretirement benefits other than pensions	256,888	247,227
Pension benefits	219,534	285,852
Other long-term liabilities	144,217	156,924
Deferred income tax liabilities	—	1,248
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2017 and 2016	87,850	87,850
Capital in excess of par value	20,740	25,876
Retained earnings	2,394,372	2,321,424
Accumulated other comprehensive loss	(478,478)	(545,151)
	2,024,484	1,889,999
Less: Common shares in treasury at cost (36,908,553 at 2017 and 34,850,512 at 2016)	(897,388)	(813,985)
Total parent stockholders’ equity	1,127,096	1,076,014
Noncontrolling shareholders’ interests in consolidated subsidiaries	58,660	54,222
Total equity	1,185,756	1,130,236
Total liabilities and equity	$2,607,735	$2,619,395
See Notes to Consolidated Financial Statements, pages 39 to 70.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollar amounts in thousands except per share amounts)

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total
Balance at December 31, 2014	$87,850	$5,742	$1,867,126	$(530,602)	$(586,324)	$843,792	$40,469	$884,261
Net income	—	—	212,766	—	—	212,766	3,038	215,804
Other comprehensive income (loss)	—	—	—	20,835	—	20,835	(4,227)	16,608
Comprehensive income (loss)	—	—	212,766	20,835	—	233,601	(1,189)	232,412
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	(917)	(917)
Accelerated share repurchase program	—	2,010	37,990	—	(40,000)	—	—	—
Share repurchase program	—	—	—	—	(108,821)	(108,821)	—	(108,821)
Stock compensation plans, including tax benefit of $4,323	—	8,554	1,921	—	24,081	34,556	—	34,556
Cash dividends - $0.42 per share	—	—	(23,880)	—	—	(23,880)	—	(23,880)
Balance at December 31, 2015	87,850	16,306	2,095,923	(509,767)	(711,064)	979,248	38,363	1,017,611
Net income	—	—	248,381	—	—	248,381	2,913	251,294
Other comprehensive loss	—	—	—	(35,384)	—	(35,384)	(4,573)	(39,957)
Comprehensive income (loss)	—	—	248,381	(35,384)	—	212,997	(1,660)	211,337
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	(804)	(804)
Acquisition of business	—	—	—	—	—	—	18,323	18,323
Share repurchase program	—	—	—	—	(107,999)	(107,999)	—	(107,999)
Stock compensation plans, including tax benefit of $274	—	9,570	(52)	—	5,078	14,596	—	14,596
Cash dividends - $0.42 per share	—	—	(22,828)	—	—	(22,828)	—	(22,828)
Balance at December 31, 2016	87,850	25,876	2,321,424	(545,151)	(813,985)	1,076,014	54,222	1,130,236
Net income	—	—	95,400	—	—	95,400	1,345	96,745
Other comprehensive income	—	—	—	66,673	—	66,673	3,375	70,048
Comprehensive income (loss)	—	—	95,400	66,673	—	162,073	4,720	166,793
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	(282)	(282)
Share repurchase program	—	—	—		(90,868)	(90,868)	—	(90,868)
Stock compensation plans	—	(5,136)	(538)	—	7,465	1,791	—	1,791
Cash dividends - $0.42 per share	—	—	(21,914)	—	—	(21,914)	—	(21,914)
Balance at December 31, 2017	$87,850	$20,740	$2,394,372	$(478,478)	$(897,388)	$1,127,096	$58,660	$1,185,756
See Notes to Consolidated Financial Statements, pages 39 to 70.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$96,745	$251,294	$215,804
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	140,228	130,257	121,408
Deferred income taxes	61,571	(12,350)	25,034
Stock-based compensation	4,009	13,570	14,919
Change in LIFO reserve	2,981	11,990	(53,108)
Amortization of unrecognized postretirement benefits	42,004	43,058	46,170
Pension settlement charges	—	12,262	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(12,239)	(45,674)	(15,155)
Inventories	(31,820)	(77,872)	51,864
Other current assets	(34,848)	3,831	(931)
Accounts payable	(31,217)	13,128	(42,068)
Accrued liabilities	(134)	(20,541)	25,712
Other items	(60,452)	(10,210)	(85,342)
Net cash provided by operating activities	176,828	312,743	304,307
Investing activities:
Additions to property, plant and equipment and capitalized software	(197,186)	(175,437)	(182,544)
Acquisition of business, net of cash acquired	—	(5,928)	—
Proceeds from the sale of assets	278	337	1,651
Net cash used in investing activities	(196,908)	(181,028)	(180,893)
Financing activities:
Net (payments on) issuances of short-term debt	(1,507)	10,019	(41,303)
Repayments of long-term debt	(2,421)	(935)	(3,125)
Payment of financing fees	—	—	(2,586)
Repurchase of common stock	(90,868)	(107,999)	(108,821)
Payments of employee taxes withheld from share-based awards	(7,002)	(2,948)	(3,993)
Payment of dividends to noncontrolling shareholders	(282)	(804)	(917)
Payment of dividends	(21,914)	(22,828)	(23,880)
Issuance of common shares related to stock-based compensation	4,224	3,950	19,642
Excess tax benefits on stock-based compensation	—	274	4,323
Net cash used in financing activities	(119,770)	(121,271)	(160,660)
Effects of exchange rate changes on cash of continuing operations	7,111	(11,178)	(9,249)
Changes in cash and cash equivalents	(132,739)	(734)	(46,495)
Cash and cash equivalents at beginning of year	504,423	505,157	551,652
Cash and cash equivalents at end of year	$371,684	$504,423	$505,157
See Notes to Consolidated Financial Statements, pages 39 to 70.

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
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $371,684 and $504,423 at December 31, 2017 and December 31, 2016, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.
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
Inventories – In 2017, the Company adopted Accounting Standard Update (ASU) 2015-11, "Inventory-Simplifying the Measurement of Inventory," which changed how inventory is valued. Inventories are valued at cost, which is not in excess of the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory costs have been determined by the LIFO method for substantially all U.S. inventories. Costs of other inventories have been determined by the FIFO method. Inventories include direct material, direct labor, and applicable manufacturing and engineering overhead costs.

Long-lived assets – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following expected useful lives:

Land improvements	10 to 20 years
Buildings	10 to 40 years
Machinery and equipment	5 to 14 years
Molds, cores and rings	2 to 10 years
The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized over the estimated useful life of the software, which ranges from three years to nine years.
Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their remaining useful lives, which range from one to three years. Land use rights are amortized over their remaining useful lives, which range from 38 years to 45 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when any impairment is indicated. Goodwill and indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred.
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2017	2016	2015
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$95,400	$248,381	$212,766
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	52,206	54,480	57,012
Effect of dilutive securities - stock options and other stock units	467	610	611
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	52,673	55,090	57,623
Earnings per share:
Basic	$1.83	$4.56	$3.73
Diluted	$1.81	$4.51	$3.69
At December 31, 2017, 2016 and 2015 all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.
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
The Company is exposed to price risk related to forecasted purchases of certain commodities that are used as raw materials, principally natural rubber. Accordingly, it uses commodity contracts with forward pricing for a portion its production requirements. These contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.
Income taxes – Income tax expense is based on reported earnings or losses before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority of undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. While the Company has accrued Transition Tax payable on the deemed repatriation of earnings that were previously indefinitely reinvested, it was unable to determine a reasonable estimate of the remaining tax liability, if any, under the Tax Act for its remaining outside basis differences or assess how the Tax Act will impact the Company's existing assertion of indefinite reinvestment. As such, no change has been made with respect to that assertion for the year ended December 31, 2017.
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
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to liability reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of the revenue component of Net sales at the time of sale. Advertising expense for 2017, 2016 and 2015 was $52,798, $53,715 and $53,007, respectively.
Stock-based compensation – The Company’s incentive compensation plans allow the Company to grant awards to employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance stock units, dividend equivalents and other awards. Compensation related to these awards is determined based on the fair value on the date of grant and is amortized to expense over the vesting period. If awards can be settled in cash, these awards are recorded as liabilities and marked to market. See Note 12 – Stock-Based Compensation for additional information.

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

	2017	2016	2015
Reserve at beginning of year	10,634	12,339	14,005
Additions	10,310	8,349	9,122
Payments	(8,851)	(10,054)	(10,788)
Reserve at December 31	12,093	10,634	12,339
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
Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $59,869, $55,534 and $51,793 during 2017, 2016 and 2015, respectively.
Related Party Transactions – The Company’s COOCSA joint venture paid $40,279, $33,774 and $26,598 in 2017, 2016 and 2015, respectively, to an employment services company in Mexico owned by members of the joint venture workforce. COOCSA also recorded sales of $8,209, $6,335 and $6,555 to the noncontrolling shareholder in 2017, 2016 and 2015, respectively.
Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the United States were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The Company incurred expense of $22,042 over the final seven months of the year-ended December 31, 2016 related to these additional duties. On February 22, 2017, the U.S. International Trade Commission determined the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination are not to be collected and any amounts previously paid have been refunded by U.S. Customs and Border Protection. Further, prospective imports of truck and bus tires from the PRC are not subject to these additional duties. In the first quarter of 2017, the Company reversed the previously expensed preliminary duties of $22,042 due to the decision by the U.S. International Trade Commission. This amount was recorded as a reduction of Cost of products sold in the Consolidated Statement of Income for the year ended December 31, 2017.
North American Distribution Center – On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company's assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. For the year ended December 31, 2017, the Company incurred direct expenses of $12,569 related to the disposal of damaged tires, freight to move product to other warehouses, professional fees to secure and maintain the site and for the rental of additional storage facilities, less proceeds of $7,000 recovered from insurance. These amounts were recorded as a component of Cost of products sold in the Consolidated Statement of Income for the year ended December 31, 2017. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded as of December 31, 2017.
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
Accounting Pronouncements – Recently adopted
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. The Company adopted the standard in the first quarter of 2017. As a result of the adoption, on a prospective basis, $1,877 of excess tax benefits from stock-based compensation was recognized as discrete items in the provision for income taxes for the year ended December 31, 2017. Additionally, the cash flow benefit of the excess tax benefits is included as an operating activity in the Consolidated Statement of Cash Flows for the year ended December 31, 2017. In accordance with the standard, the prior year Consolidated Statement of Income and Consolidated Statement of Cash Flows presentation of the Company's excess tax benefits have not been restated. The new standard also requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the Consolidated Statements of Cash Flows on a retrospective basis. Previously, this activity was included in operating activities. The impact of this change in the years ended 2017, 2016 and 2015 was $7,002, $2,948 and $3,993, respectively, reported as Payments of employee taxes withheld from share-based awards in the Consolidated statement of cash flows. Finally, as permitted by the standard, the Company will account for forfeitures of share-based payments when they occur.
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
The Company has substantially completed its evaluation of significant contracts and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts. The Company has also identified, and is in the process of implementing, appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. In addition, the Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts.
While the Company continues to assess all potential impacts of the new standard, the Company expects to adopt the new revenue standard in the first quarter of 2018 applying the modified retrospective transition method. The Company does not expect the adoption of the new revenue standard to have a material impact on the amount and timing of revenue recognized in the Company's consolidated financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. Application of the standard, which should be applied using a modified retrospective approach, is required for the annual and interim periods beginning after December 15, 2018. Early adoption is permitted. In 2017, the FASB issued multiple amendments to the standard which provided clarification, additional guidance, practical expedients, and other improvements to ASU 2016-02. The Company is currently evaluating the impact the new standard, including optional practical expedients, and assessing our existing lease portfolio in order to assess the impact on its consolidated financial statements.
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
Pensions and Postretirement Benefits Other than Pensions
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires changes to the income statement presentation of net periodic benefit cost. The service cost component of net periodic benefit cost will continue to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. In addition, the new standard will allow only the service cost component to be eligible for capitalization, when applicable. Application of the standard, which should be applied retrospectively for the income statement presentation changes and prospectively for the capitalization changes, is required for the annual and interim periods beginning after December 15, 2017. As reported in Note 9 - Pensions and Postretirement Benefits Other than Pensions, the 2017, 2016 and 2015 net periodic benefit costs were $49,386, $64,842 and $58,384, respectively. The service cost component of these amounts in 2017, 2016 and 2015, which will remain as a component of operating profit, were $11,863, $11,771 and $13,559, respectively. Net income will not change as a result of the adoption of this standard. The Company adopted the standard in the first quarter of 2018.
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
The GRT acquisition has been accounted for as a purchase transaction. The total consideration has been allocated to the assets acquired, liabilities assumed and noncontrolling shareholder interest based on their estimated fair values at December 1, 2016. The excess purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill. Goodwill consists of anticipated growth opportunities for GRT and is recorded in the Asia Operations segment, which is included in the International Tire Segment. Goodwill is not deductible for federal income tax purposes.
The following table summarizes the allocations of the fair values of the assets acquired and liabilities assumed, as adjusted. The originally reported amounts were provisional and were based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed on December 1, 2016, translated into U.S. dollars at the exchange rate on that date. Subsequent to December 1, 2016, the valuation was completed and adjustments were made to the preliminary allocations of the fair value of the assets acquired and liabilities assumed from the GRT acquisition.

	As Originally
Assets	Reported	Adjustments	As Adjusted
Cash	$8,091	$—	$8,091
Accounts receivable	2,844	—	$2,844
Notes receivable	3,050	—	$3,050
Inventory	7,983	485	$8,468
Other current assets	981	—	$981
Property, plant & equipment	46,712	829	$47,541
Intangible assets	7,412	16	$7,428
Other long-term assets	289	—	$289
Goodwill	33,861	(611)	$33,250

Liabilities
Accounts payable	(61,570)	(719)	$(62,289)
Notes payable	(10,122)	—	$(10,122)
Accrued liabilities	(2,866)	—	$(2,866)
Long-term debt	(3,383)	—	$(3,383)
Other long-term liabilities	(940)	—	$(940)
	32,342	—	32,342
Noncontrolling shareholder interest	(18,323)	—	(18,323)

Cooper Tire & Rubber Company consideration	$14,019	$—	$14,019
The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Footnote 8. The Company utilized a third party to assist in the fair value determination of certain components of the preliminary purchase price allocation, namely property, plant and equipment and the non-controlling shareholder interest. The valuation of property, plant and equipment was developed using primarily the cost approach. The fair value of the non-controlling shareholder interest was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors.
Note 3 – Inventories
Inventory costs are determined using the LIFO method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $415,640 and $409,034 at December 31, 2017 and 2016, respectively. These FIFO values have been reduced by approximately $88,094 and $85,113 at December 31, 2017 and 2016, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.
Note 4 - Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. The Company has recorded goodwill in the amount of $33,250 related to the acquisition of GRT in 2016 and $18,851 related to the acquisition of additional ownership of COOCSA in 2011. See Note 2 - GRT Acquisition for a discussion of the goodwill recorded during 2016 and 2017. There have been no other changes to the value of goodwill since 2011. Goodwill prior to 2011 was zero.
Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment unless indicators are present that would require an earlier test. During the fourth quarter of 2017, the Company completed its annual goodwill and intangible asset impairment tests and no impairment was indicated.
The following table presents intangible assets and accumulated amortization balances as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Capitalized software costs	192,474	(81,908)	110,566	185,539	(65,719)	119,820
Land use rights	12,850	(1,230)	11,620	10,386	(1,642)	8,744
Trademarks and tradenames	8,800	(7,547)	1,253	8,800	(7,094)	1,706
Other	2,668	(2,668)	—	3,530	(2,866)	664
	216,792	(93,353)	123,439	208,255	(77,321)	130,934
Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817
	$226,609	$(93,353)	$133,256	$218,072	$(77,321)	$140,751
Estimated amortization expense over the next five years is as follows: 2018 - $16,821, 2019 - $16,331, 2020 - $16,151, 2021 - $15,534 and 2022 - $13,865.
Note 5 - Accrued Liabilities
Accrued liabilities at December 31 were as follows:

	2017	2016
Payroll and employee benefits, excluding postemployment benefits	$59,593	$67,274
Product liability	44,700	58,054
Other postretirement benefits	14,838	15,048
Advertising	17,476	14,281
Taxes other than income taxes	9,770	11,414
Warranty	8,304	5,699
Other	25,795	12,034
Accrued liabilities	$180,476	$183,804

Note 6 - Income Taxes
Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2017	2016	2015
United States	$211,225	$319,156	$314,263
Foreign	32,700	47,937	19,765
Total	$243,925	$367,093	$334,028
The provision (benefit) for income tax for continuing operations consisted of the following:

	2017	2016	2015
Current:
Federal	$69,463	$100,714	$67,405
State and local	6,304	12,445	12,837
Foreign	9,842	14,990	12,948
	85,609	128,149	93,190
Deferred:
Federal	48,866	(6,730)	23,466
State and local	4,915	(763)	5,157
Foreign	7,790	(4,857)	(3,589)
	61,571	(12,350)	25,034
	$147,180	$115,799	$118,224
On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the "Tax Act", which made broad and complex changes to the tax code. In conjunction with that enactment, the SEC staff issued SAB 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act," which provides guidance on accounting for the impact of the Tax Act over a measurement period. In accordance with the guidance set forth under SAB 118, the Company recognizes that it has not yet completed its accounting for certain income tax effects of the Tax Act.
Where the Company has been able to make reasonable estimates of the effects for which its analyses are still being completed, it has recorded provisional amounts for those effects based on all information available as of December 31, 2017. These amounts will then be adjusted during the measurement period as the Company finalizes its analyses. Provisional amounts based on reasonable estimates were recorded for the following elements of the Tax Act as of December 31, 2017:
Remeasurement of deferred tax assets and liabilities: The Tax Act reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The rate change resulted in a reduction to our net deferred tax asset of $20,413 with a corresponding increase to deferred tax expense. The Company is still completing its analysis of the impact of this change and certain other specific changes related to 100 percent expensing of qualified fixed assets and new limitations on the deductibility of executive compensation.
Transition Tax on Unrepatriated Foreign Earnings: Upon enactment, the Tax Act also provides for a mandatory, one-time deemed repatriation of previously untaxed accumulated earnings and profits of the Company's foreign subsidiaries. The Company has recorded a provisional tax liability, commonly referred to as the "Transition Tax," of $35,378. The Transition Tax payable, net of foreign tax credit carryforwards of $1,707, will be paid over eight years in installments of $2,694 each year from 2018 through 2022 and the remaining liability of $20,201 in 2023 - 2025.
Where the Company has not been able to make reasonable estimates of the effects for which its analyses are still being completed, it has not recorded provisional amounts. Beginning in the first reporting period during the SAB 118 measurement period in which the Company obtains necessary information and is able to analyze and prepare reasonable estimates, it will record amounts as needed. Provisional amounts were not recorded for the following elements of the Tax Act as of December 31, 2017:
Indefinite Reinvestment Assertion: Prior to enactment of the Tax Act, the Company did not recognize a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on unremitted foreign earnings because it overcame the presumption of the repatriation of those earnings. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. While the Company has accrued Transition Tax payable on the deemed repatriation of earnings that were previously indefinitely reinvested, it was unable to determine a reasonable estimate of the remaining tax liability, if any, under the Tax Act for its remaining outside basis differences or assess how the Tax Act will impact the Company's existing assertion of indefinite reinvestment. As such, no change has been made with respect to that assertion for the year ended December 31, 2017.
Global intangible low-taxed income: The Tax Act subjects a U.S. parent shareholder to current tax on its “global intangible low-taxed income” (GILTI). For the GILTI provisions of the Tax Act, a provisional estimate could not be made as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred.
A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2017	2016	2015
Income tax provision at 35%	$85,375	$128,483	$116,910
Expiration of capital loss carryforward	—	—	18,376
Valuation allowance - China	(6,671)	(2,441)	(18,200)
Valuation allowance - U.K.	18,915	—	—
State and local income tax, net of federal income tax effect	7,867	8,693	12,321
Domestic manufacturing deduction	(2,940)	(9,870)	(6,580)
U.S. tax credits	(2,474)	(3,013)	(3,186)
Tax law or rate change excluding U.S. tax act	—	794	2,383
U.S. tax act - transition tax	35,378	—	—
U.S. tax act - remeasurement of deferred taxes	20,413	—	—
Difference in effective tax rates of international operations	(4,667)	(4,900)	(932)
Other - net	(4,016)	(1,947)	(2,868)
Provision for income taxes	$147,180	$115,799	$118,224
Payments for income taxes in 2017, 2016 and 2015, net of refunds, were $67,782, $131,001 and $76,206, respectively.
Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2017	2016
Deferred tax assets:
Postretirement and other employee benefits	$116,321	$191,099
Product liability	32,668	67,528
Net operating loss, capital loss, and tax credit carryforwards	14,174	15,274
All other items	33,423	48,718
Total deferred tax assets	196,586	322,619
Deferred tax liabilities:
Property, plant and equipment	(101,720)	(160,075)
All other items	(6,099)	(9,685)
Total deferred tax liabilities	(107,819)	(169,760)
	88,767	152,859
Valuation allowances	(30,102)	(20,228)
Net deferred tax asset	$58,665	$132,631
At December 31, 2017, the Company has gross U.S. federal and foreign tax losses available for carryforward of $6,731 and $64,972, respectively. The Company has $240 of state tax credits available for carryforward. The state tax attributes will expire from 2018 through 2027. Valuation allowances have been provided for those items for which, based upon an assessment, it is more likely than not that some portion may not be realized.
The Company assesses the available positive and negative evidence to estimate if future taxable income will be generated to realize existing deferred tax assets in their respective jurisdictions. In the United Kingdom, a significant piece of objective negative evidence evaluated was the cumulative losses that have now been incurred over the three-year period ended December 31, 2017. This significant piece of objective negative evidence limits the ability to consider other subjective evidence such as projections for future growth. On the basis of this evaluation, a full valuation allowance was recorded for the year ended December 31, 2017 which resulted in incremental deferred tax expense of $18,915.
In China, the Company achieved three years of cumulative pretax income through the period ended December 31, 2017 with Cooper Tire (China) Investment Co., Ltd. Based in part on that achievement, the Company determined that sufficient positive evidence exists as of December 31, 2017 to conclude that it is more likely than not that additional deferred taxes of $6,671 are now realizable and therefore released the valuation allowance accordingly.
The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $2,283 at December 31, 2017, as itemized in the tabular roll forward below. The unrecognized tax benefits at December 31, 2017 relate to uncertain tax positions in tax years 2013 through 2017. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

Unrecognized Tax Benefits
Balance at December 31, 2014	$8,314
Settlements for tax positions of prior years	(367)
Additions for tax positions of prior years	1,151
Reductions for tax positions of prior years	(942)
Statute lapses	(2,313)
Balance at December 31, 2015	5,843
Settlements for tax positions of prior years	(518)
Additions for tax positions of the current year	714
Additions for tax positions of prior years	1,518
Statute lapses	(4,360)
Balance at December 31, 2016	3,197
Settlements for tax positions of prior years	(139)
Additions for tax positions of the current year	47
Additions for tax positions of prior years	438
Statute lapses	(1,260)
Balance at December 31, 2017	$2,283
Of this amount, the effective rate would change upon the recognition of approximately $2,283 of these unrecognized tax benefits. The Company recorded, through the tax provision, approximately $17 of benefit on interest reduction for 2017, $347 of benefit on interest reduction for 2016, and $63 of interest expense for 2015. At December 31, 2017, the Company has $124 of interest accrued as an ASC 740-10 reserve.
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
Note 7 – Debt
On May 27, 2015, the Company entered into a revolving credit facility with a consortium of banks that provides up to $400,000 based on available collateral, including a $110,000 letter of credit subfacility, and expires in May 2020. The Company may elect to increase the commitments under the revolving credit facility or incur one or more tranches of term loans in an aggregate amount of up to $100,000, subject to the satisfaction of certain conditions. The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Agreement (the “Foreign Subsidiary Borrowers”), subject to the satisfaction of certain conditions.
All of the indebtedness of the Company and any Foreign Subsidiary Borrowers under the $400,000 revolving credit facility is guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the assets of the Company and the domestic guarantors, subject to certain limitations. All of the indebtedness of any Foreign Subsidiary Borrower under the $400,000 revolving credit facility will be guaranteed by the Company and all wholly-owned foreign subsidiaries of the Foreign Subsidiary Borrower that reside in the same jurisdiction, subject to certain limitations, and secured by substantially all of the assets of the Company, the Foreign Subsidiary Borrowers and the guarantors.
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
On February 15, 2018, the Company signed amendments to extend the maturity of both the revolving credit facility and the accounts receivable securitization facility. The revolving credit facility maturity was extended to February 15, 2023, while the accounts receivable securitization facility was extended until February 12, 2021. There were no material changes to the terms and conditions of the revolving credit facility or the accounts receivable securitization facility as a result of the respective amendments.
There were no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2017 and 2016, respectively. Amounts used to secure letters of credit totaled $17,600 and $21,800 at December 31, 2017 and 2016, respectively. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2017, was $527,600.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $63,600 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $24,200 at December 31, 2017.
In 2010 and 2017, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping and construction of expansions, as well as the on-going operations of the Texarkana manufacturing facility, in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. The assets related to the expansion and on-going plant operations provide security for the bonds issued by the City of Texarkana. As a result, the City retains title to the assets and, in turn, provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRBs, because the arrangements are cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder, as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligations and IRB assets are recorded net in the Consolidated Balance Sheets. At December 31, 2017 and 2016, the assets and liabilities associated with these City of Texarkana IRBs were $24,100 and $20,000, respectively.

The following table summarizes the long-term debt of the Company at December 31, 2017 and 2016. There were no secured notes outstanding as of December 31, 2017. Except for the capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2017	2016
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	7,684	9,883
	298,142	300,341
Less: unamortized debt issuance costs	742	826
	297,400	299,515
Less: current maturities	1,413	2,421
	$295,987	$297,094
Over the next five years, the Company has payments related to the above debt of:

Future Debt Payments
2018	$1,413
2019	174,786
2020	—
2021	5,063
2022 through 2026	—
In addition, at December 31, 2017 and 2016, the Company had short-term notes payable of $39,450 and $26,286, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at December 31, 2017 and 2016 was 4.46 percent and 4.26 percent, respectively.
Interest paid on debt during 2017, 2016 and 2015 was $34,085, $28,842 and $27,560, respectively. The amount of interest capitalized was $2,706, $3,016 and $4,473 during 2017, 2016 and 2015, respectively.
Note 8 - Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso, Chinese yuan and Serbian dinar generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to four years. The notional amount of these foreign currency derivative instruments at December 31, 2017 and 2016 was $134,530 and $89,414, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(2,640) and $1,029 as of December 31, 2017 and 2016, respectively) are recorded as a separate component of stockholders’ equity in the accompanying consolidated balance sheets and reclassified into earnings as the hedged transactions occur.

The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. These contracts have maturities of up to four years and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholder's equity.
The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing. The Company measures ineffectiveness on a trade by trade basis, using the hypothetical derivative method. Any hedge ineffectiveness is recorded in the Consolidated Statements of Income in the period in which the ineffectiveness occurs.
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

	Year Ended December 31,
Assets/(Liabilities)	2017	2016
Designated as hedging instruments:
Gross amounts recognized	$(2,808)	$1,029
Gross amounts offset	168	—
Net amounts	(2,640)	1,029
Not designated as hedging instruments:
Gross amounts recognized	(684)	109
Gross amounts offset	97	(76)
Net amounts	(587)	33
Net Amounts Presented:
Accrued current liabilities	$(1,893)	$—
Other long-term liabilities	$(1,334)	$—
Other current assets	$—	$1,062
The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income:

	Year Ended December 31,
Derivatives Designated as Cash Flow Hedges	2017	2016	2015
Amount of (loss) gain recognized in Other comprehensive income on derivatives (Effective Portion)	$(6,092)	$(2,471)	$11,127
Amount of gain (loss) reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	3,619	100	(13,446)
Amount of loss recognized in income on derivatives (Ineffective Portion)	—	—	(136)

Derivatives not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives Year Ended December 31,
		2017	2016	2015
Foreign exchange contracts	Other non-operating (expense) income	$(3,464)	$(156)	$174
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in the Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Exchange Contracts	$(3,227)	$—	$(3,227)	$—
Stock-based Liabilities	$(16,713)	$(16,713)	$—	$—

	December 31, 2016
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Exchange Contracts	$1,062	$—	$1,062	$—
Stock-based Liabilities	$(20,336)	$(20,336)	$—	$—
There were no assets or liabilities classified as Level 3 in 2017 or 2016.
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash, Notes payable and Current portion of long-term debt at December 31, 2017 and 2016 are equal to their corresponding carrying values as reported on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.  Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.

The fair market value of Long-term debt is $329,329 and $331,941 at December 31, 2017 and 2016, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is $295,987 and $297,094 as reported on the Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively.

Note 9 - Pensions and Postretirement Benefits Other than Pensions
The Company has a number of plans providing pension, retirement or profit-sharing benefits. These plans include defined benefit and defined contribution plans. The plans cover substantially all U.S. domestic employees. There are also plans that cover employees in the U.K. and Germany. The Company has an unfunded, nonqualified supplemental retirement benefit plan in the U.S. covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
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
Participation in the Company’s defined contribution plans is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Expense for those plans was $13,931, $13,260 and $14,236 for 2017, 2016 and 2015, respectively.
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
In accordance with U.S. GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and OPEB plans and the net unrecognized actuarial losses and unrecognized prior service costs in the Consolidated Balance Sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of Accumulated other comprehensive loss in the Equity section of the balance sheet) will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2017 Pension Benefits			2016 Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2017	2016
Change in benefit obligation:
Projected Benefit Obligation at beginning of year	$1,040,498	$422,528	$1,463,026	$1,045,467	$405,884	$1,451,351	$262,275	$265,579
Service cost - employer	9,860	—	9,860	9,613	9	9,622	2,003	2,149
Interest cost	39,251	11,525	50,776	41,595	14,097	55,692	10,063	10,819
Actuarial (gain)/loss	59,137	2,567	61,704	26,618	81,180	107,798	8,190	(5,760)
Benefits paid	(60,113)	(15,959)	(76,072)	(53,405)	(12,846)	(66,251)	(10,805)	(10,512)
Settlements	—	—	—	(29,390)	—	(29,390)	—	—
Foreign currency translation effect	—	40,765	40,765	—	(65,796)	(65,796)	—	—
Projected Benefit Obligation at December 31	$1,088,633	$461,426	$1,550,059	$1,040,498	$422,528	$1,463,026	$271,726	$262,275
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	$848,341	$328,533	$1,176,874	$836,514	$309,916	$1,146,430	$—	$—
Actual return on plans’ assets	120,620	27,199	147,819	59,310	77,711	137,021	—	—
Employer contribution	35,498	13,080	48,578	35,312	10,763	46,075	—	—
Benefits paid	(60,113)	(15,959)	(76,072)	(53,405)	(12,846)	(66,251)	—	—
Settlements	—	—	—	(29,390)	—	(29,390)	—	—
Foreign currency translation effect	—	33,026	33,026	—	(57,011)	(57,011)	—	—
Fair value of plans’ assets at December 31	$944,346	$385,879	$1,330,225	$848,341	$328,533	$1,176,874	$—	$—
Funded status	$(144,287)	$(75,547)	$(219,834)	$(192,157)	$(93,995)	$(286,152)	$(271,726)	$(262,275)
Amounts recognized in the balance sheets:
Accrued liabilities	$(300)	$—	$(300)	$(300)	$—	$(300)	$(14,838)	$(15,048)
Postretirement benefits other than pensions	—	—	—	—	—	—	$(256,888)	$(247,227)
Pension benefits	$(143,987)	$(75,547)	$(219,534)	$(191,857)	$(93,995)	$(285,852)	—	—
Included in Accumulated other comprehensive loss at December 31, 2017 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($1,038) (($779) net of tax) and unrecognized actuarial losses of $489,008 ($439,666 net of tax).
Included in Accumulated other comprehensive loss at December 31, 2016 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($1,604) (($990) net of tax) and unrecognized actuarial losses of $534,060 ($472,693 net of tax).
The prior service credit and actuarial loss included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2018 are ($541) and $37,258, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $1,546,705 and $1,459,809 at December 31, 2017 and 2016, respectively.

In 2016, in order to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations, the Company commenced an offer to approximately 1,200 former employees with deferred vested pension plan benefits. These former employees had the opportunity to make a one-time election to receive a lump-sum distribution of their benefits by the end of the third quarter of 2016. The vested benefit obligation associated with these former employees was approximately $42,000, equivalent to about four percent of the Company’s benefit obligation for the domestic plans. Cash payments of $22,701 were made from plan assets in September 2016 to the former employees electing the lump-sum distribution. These payments represented a reduction of approximately two percent of the Company’s benefit obligation for the domestic plans.
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
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
All plans
Discount rate	3.20%	3.54%	3.50%	3.95%
Domestic plans
Discount rate	3.50%	3.90%	3.50%	3.95%
Foreign plans
Discount rate	2.50%	2.65%	—	—
At December 31, 2017, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.00 percent for 2017 trending linearly to 4.50 percent per annum in 2025.

	Pension Benefits - Domestic			Pension Benefits - International
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$9,860	$9,613	$11,037	$—	$9	$9
Interest cost	39,251	41,595	40,202	11,525	14,097	15,853
Expected return on plan assets	(54,058)	(57,438)	(55,299)	(11,262)	(11,322)	(12,421)
Amortization of actuarial loss	37,122	38,490	39,514	5,448	5,134	7,222
Effect of settlements	—	12,262	—	—	—	—
Net periodic benefit cost	$32,175	$44,522	$35,454	$5,711	$7,918	$10,663

	Other Post Retirement Benefits
	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$2,003	$2,149	$2,513
Interest cost	10,063	10,819	10,320
Amortization of prior service cost	(566)	(566)	(566)
Net periodic benefit cost	$11,500	$12,402	$12,267

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
All plans
Discount rate	3.54%	4.10%	3.70%	3.95%	4.20%	3.80%
Expected return on plan assets	5.57%	6.16%	6.12%	—%	—%	—%
Domestic plans
Discount rate	3.90%	4.20%	3.75%	3.95%	4.20%	3.80%
Expected return on plan assets	6.50%	7.00%	7.00%	—%	—%	—%
Foreign plans
Discount rate	2.65%	3.84%	3.59%	—%	—%	—%
Expected return on plan assets	3.29%	3.99%	3.84%	—%	—%	—%
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2017 and 2016:

	2017		2016
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets
Projected benefit obligation	$1,550,059	$1,550,059	$1,463,026	$1,463,026
Accumulated benefit obligation	1,546,705	1,546,705	1,459,809	1,459,809
Fair value of plan assets	1,330,225	1,330,225	1,176,874	1,176,874
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$50	$(43)
Increase (decrease) in the other postretirement benefit obligation	1,419	(1,222)
The table below presents the Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2017 and December 31, 2016 by asset category.

	U.S. Plans		U.K. Plan
Asset Category	2017	2016	2017	2016
Debt securities	52%	36%	68%	68%
Equity securities	40	63	18	18
Other investments	6	0	13	14
Cash	2	1	1	0
Total	100%	100%	100%	100%
The Company manages the plans' asset allocation relative to the liability profile and funded status of the plans. It is expected that as the plan’s funded status improves, the portfolio will take less risk as to preserve the funded status of the plan framework. The plans follow a glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level. The plans' position with respect to the glide path is monitored, and asset allocation and strategy changes to the plans' portfolio are made as appropriate. The plans' strategy is also monitored in relation to the capital markets, interest rates, and the regulatory environment. The assets of the Company’s pension plan in Germany consist of investments in German insurance contracts.
The fair market value of U.S. plan assets was $944,346 and $848,341 at December 31, 2017 and 2016, respectively. The fair market value of the U.K. plan assets was $383,831 and $326,833 at December 31, 2017 and 2016, respectively. The fair market value of the German pension plan assets was $2,048 and $1,700 at December 31, 2017 and 2016, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 8 – Fair Value Measurements.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
December 31, 2017
United States plans
Cash and cash equivalents	$18,819	$18,819		$—
Collective Trust Funds - Equity	381,696	—	381,696	—
Collective Trust Funds - Fixed income	490,955	—	490,955	—
Collective Trust Funds - Real Estate	52,876	$—	$52,876	$—
	$944,346	$18,819	$925,527	$—
United Kingdom plan
Cash and cash equivalents	$1,578	$1,578	$—	$—
Equity securities	69,547	69,547	—	—
Fixed income securities	261,260	261,260	—	—
Other investments	51,446	—	13,376	38,070
	$383,831	$332,385	$13,376	$38,070
December 31, 2016
United States plans
Cash and cash equivalents	$8,491	$8,491	$—	$—
Equity securities	184,690	184,690	—	—
Fixed income securities	138,988	138,988	—	—
Collective Trust Funds - Equity	347,249	—	347,249	—
Collective Trust Funds - Fixed income	168,923	—	168,923	—
	$848,341	$332,169	$516,172	$—
United Kingdom plan
Cash and cash equivalents	$1,078	$1,078	$—	$—
Equity securities	60,185	60,185	—	—
Fixed income securities	220,974	220,974	—	—
Other investments	44,596	—	10,800	33,796
	$326,833	$282,237	$10,800	$33,796
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
Collective trust funds – Collective trust funds are valued at the net asset value of units held at year end and are included in Level 2 of the fair value hierarchy based on their underlying investment strategy.
Equity Funds – Collective trust funds classified as Equity primarily invest in U.S. and non-U.S. securities in both small and large capitalization markets.
Fixed Income Funds – Collective trust funds classified as Fixed Income primarily invest in debt securities, U.S. treasury securities, and fixed income securities.
Real Estate Funds - Collective trust funds classified as Real Estate Funds are invested in global real estate securities.

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
The following table details the activity in these investments for the years ended December 31, 2016 and 2017:

U.K. Plan Level 3 Assets
Balance at December 31, 2014	$25,812
Transfer into level 3	—
Disbursements	—
Change in fair value	2,798
Foreign currency translation effect	(1,548)
Balance at December 31, 2015	27,062
Transfer into level 3	9,489
Disbursements	—
Change in fair value	3,545
Foreign currency translation effect	(6,300)
Balance at December 31, 2016	33,796
Transfer into level 3	—
Disbursements	—
Change in fair value	969
Foreign currency translation effect	3,305
Balance at December 31, 2017	$38,070
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
During 2017, the Company contributed $48,578 to its domestic and foreign pension plans, and during 2018, the Company expects to contribute between $45,000 and $55,000 to its domestic and foreign pension plans.
The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits
2018	$89,433	$14,838
2019	84,648	15,261
2020	86,980	15,919
2021	87,027	16,225
2022	88,491	16,462
2022 through 2026	446,996	82,126

Note 10 - Other Long-Term Liabilities
Other long-term liabilities at December 31 were as follows:

	2017	2016
Product liability	$85,192	$118,941
Long-term income taxes payable	29,463	—
Stock-based liabilities	14,365	20,336
Other	15,197	17,647
Other long-term liabilities	$144,217	$156,924
Note 11 - Common Stock
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
Subsequent to the completion of the ASR program, the Board of Directors has authorized new share repurchase programs. The following table summarizes the Company’s Board authorized share repurchase programs and related information for the years ended December 31, 2017, 2016 and 2015:

Program(1)	Date Authorized by Board of Directors	Expiration Date	Amount Authorized (excluding commissions)	Amount Spent as of December 31, 2017 (excluding commissions)	Status
2017 Repurchase Program	February 16, 2017	December 31, 2019	$300,000	$76,724	Active
2016 Repurchase Program	February 19, 2016	December 31, 2017	200,000	104,366	Superseded(2)
2015 Repurchase Program	February 20, 2015	December 31, 2016	200,000	126,346	Superseded(3)
ASR program	August 6, 2014	February 13, 2015	200,000	200,000	Completed

(1)
The repurchase programs listed above do not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases under the programs listed above have been made using cash resources.

(2)	The approximately $95,634 remaining authorization under the 2016 Repurchase Program as of February 16, 2017 is included in the $300,000 maximum amount authorized by the 2017 Repurchase Program.

(3)	The approximately $73,654 remaining under the 2015 Repurchase Program as of February 19, 2016 was included in the $200,000 maximum amount authorized by the 2016 Repurchase Program.

The following table summarizes the Company’s open market and 10b5-1 plan share repurchase activity and related information during the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Average Repurchase Price Per Share	Amount (including commissions)
2017 share repurchase activity:
2017 Repurchase Program	2,136,237	$35.95	$76,788
2016 Repurchase Program	383,690	36.70	14,080
Total share repurchases	2,519,927	36.06	$90,868
2016 share repurchase activity:
2016 Repurchase Program	2,630,433	$34.36	$90,377
2015 Repurchase Program	497,094	35.45	17,622
Total share repurchases	3,127,527	34.53	$107,999
2015 share repurchase activity:
2015 Repurchase Program	2,751,454	39.55	$108,821
ASR program	784,694	(1)	(1)
Total share repurchases	3,536,148		108,821

(1)
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

Since August 2014 through December 31, 2017, the Company has repurchased 14,750,756 shares of the Company’s common stock at an average cost of $34.42 per share.
Reserved Shares
There were 7,954,701 common shares reserved for grants under compensation plans at December 31, 2017. The Company eliminated the option for plan participants in the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans to purchase additional shares of the Company’s common stock in March 2014.
Note 12 - Stock-Based Compensation
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
The following table discloses the amount of stock-based compensation expense:

	Stock-Based Compensation
	2017	2016	2015
Stock options	$14	$506	$3,986
Restricted stock units	3,302	5,595	4,879
Performance stock units	693	7,469	6,054
Total stock-based compensation	$4,009	$13,570	$14,919

Stock Options
The 2006, 2010 and 2014 incentive compensation plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.
In February 2012, executives participating in the 2012 – 2014 Long-Term Incentive Plan were granted 589,934 stock options which vested one-third each year through February 2015. In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options, which vested one-third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options, which will vest one-third each year through February 2017. No stock options were granted in 2015, 2016 or 2017 to executives participating in the Long-Term Incentive Plan. Outstanding options do not contain any performance-based criteria. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.
Summarized information for the plans follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2016	495,704	$21.24
Granted	—	—
Exercised	(210,125)	20.10
Expired	—	—
Canceled	—	—
Outstanding at December 31, 2017	285,579	22.08	$3,790
Exercisable at December 31, 2017	285,579	22.08	3,790

	Year ended December 31,
	2017	2016	2015
Weighted average grant-date fair value of options granted (per share)	$—	$—	$—
Aggregate intrinsic value of options exercised (thousands)	$4,194	$2,640	$20,100
Weighted average grant-date fair value of shares vested (thousands)	$1,400	$2,633	$4,602
The weighted average remaining contractual life of options outstanding at December 31, 2017 is 4.8 years. All outstanding stock options are exercisable.
Segregated disclosure of options outstanding at December 31, 2017 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63
Options outstanding	47,501	238,078
Weighted average exercise price	$12.86	$23.72
Remaining contractual life	3.3	5.1
Options exercisable	47,501	238,078
Weighted average exercise price	$12.44	$24.00
At December 31, 2017, the Company had fully amortized all expense related to its stock option awards.
Restricted Stock Units
Under the 1998, 2001, and 2014 Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the Long-Term Incentive Plan. The restricted stock units granted in 2015, 2016 and 2017 have vesting periods of three to four years. In February 2015, employees participating in the 2015-2017 Long-Term Incentive Plan were granted 105,102 restricted stock units which vest one-third each year through February 2018. In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2017, employees participating in the 2017-2019 Long-Term Incentive Plan were granted 82,563 restricted stock units which vest one-third each year through February 2020. Compensation expense related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months to vest in the restricted stock units, even if retirement eligible.
The following table provides details of the nonvested restricted stock units for 2017:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at December 31, 2016	240,574	$35.75
Granted	103,207	38.33
Vested	(157,344)	35.76
Canceled	(8,479)	37.76
Accrued dividend equivalents	2,430	36.70
Nonvested at December 31, 2017	180,388	$37.14

	Year ended December 31,
	2017	2016	2015
Weighted average grant-date fair value of restricted shares granted (per share)	$38.33	$36.02	$36.35
Weighted average grant-date fair value of shares vested (thousands)	$5,627	$3,195	$2,629
The number of vested restricted stock units at December 31, 2017 and 2016 was 2,499 and 93,440, respectively. At December 31, 2017, the Company has $2,021 of unvested compensation cost related to restricted stock units and this cost will be recognized as expense over a weighted average period of 24 months.
Performance Stock Units
Compensation related to the performance stock units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics. During 2013, executives participating in the Company’s Long-Term Incentive Plan earned 33,405 performance stock units based on the Company’s financial performance in 2013. Of these units, 9,821 vested in 2013, 13,373 vested in 2014 and 8,701 vested in 2015. During 2014, executives participating in the Company’s Long-Term Incentive Plan earned 123,788 performance stock units based on the Company’s financial performance in 2014. Of these units, 49,248 vested in 2014, 32,074 vested in 2015 and 38,091 vested in 2016. During 2015, executives participating in the Company’s Long-Term Incentive Plan earned 231,543 performance stock units based on the Company’s financial performance in 2015. Of these units, 69,912 vested in 2015, 83,371 vested in 2016 and 66,909 vested in 2017. During 2016, executives participating in the Company’s Long-Term Incentive Plan earned 179,865 performance stock units based on the Company’s financial performance in 2016. Of these units, 55,570 vested in 2016, 45,435 vested in 2017 and 48,459 will vest in 2018, respectively. During 2017, executives participating in the Company’s Long-Term Incentive Plan did not earn any performance stock units based on the Company’s financial performance in 2017. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.
The following table provides details of the nonvested performance stock units earned under the Company’s Long-Term Incentive Plan:

	Number of Performance Units	Weighted Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2016	163,967	$36.77
Earned	—	—
Vested	(114,569)	36.77
Canceled	(2,309)	36.77
Accrued dividend equivalents	1,962	36.77
Nonvested at December 31, 2017	49,051	$36.76

The weighted average fair value of performance stock units granted in 2017, 2016 and 2015 was $38.23, $36.76 and $36.62, respectively.
At December 31, 2017, the Company had $221 of unvested compensation cost related to performance stock units and this cost will be recognized as expense over a weighted average period of 12 months.
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
At December 31, 2017, the company had 2,332,604 shares available for future issuance under equity compensation plans.
The Company recognized $274 and $4,323 of excess tax benefits on stock based compensation transactions as a financing cash inflow for the years ended December 31, 2016 and 2015, respectively. In 2017, $1,877 of excess tax benefits was recognized as a discrete item in the provision for income taxes and included as an operating activity in the Consolidated Statement of Cash Flows as a result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Refer to the "Recent Accounting Pronouncements" section in Footnote 1 for details regarding the adoption of ASU 2016-09.

Note 13 - Changes in Accumulated Other Comprehensive Loss by Component
The balances of each component of accumulated other comprehensive loss in the accompanying Consolidated Statements of Equity were as follows:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending balance, December 31, 2015	(22,034)	3,454	(491,187)	(509,767)
Other comprehensive (loss) income before reclassifications	(53,381)	(2,471)	(39,689)	(95,541)
Foreign currency translation effect	—	—	13,152	13,152
Income tax effect	—	941	10,770	11,711
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	100	—	100
Amortization of prior service credit	—	—	(566)	(566)
Amortization of actuarial losses	—	—	43,624	43,624
Pension settlement charges	—	—	12,262	12,262
Income tax effect	—	(57)	(20,069)	(20,126)
Other comprehensive (loss) income	(53,381)	(1,487)	19,484	(35,384)
Ending balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)
Other comprehensive (loss) income before reclassifications	35,475	(6,092)	13,385	42,768
Foreign currency translation effect	—	—	(7,855)	(7,855)
Income tax effect	—	1,823	191	2,014
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	3,619	—	3,619
Amortization of prior service credit	—	—	(566)	(566)
Amortization of actuarial losses	—	—	42,570	42,570
Income tax effect	—	(968)	(14,909)	(15,877)
Other comprehensive (loss) income	35,475	(1,618)	32,816	66,673
Ending balance, December 31, 2017	(39,940)	349	(438,887)	(478,478)
Note 14 - Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests

	2017	2016	2015
Net income attributable to noncontrolling shareholders’ interests	$1,345	$2,913	$3,038
Other comprehensive loss:
Currency translation adjustments	3,375	(4,573)	(4,227)
Comprehensive income (loss) attributable to noncontrolling shareholders’ interests	$4,720	$(1,660)	$(1,189)

Note 15 - Lease Commitments
The Company rents certain distribution and other facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $53,532, $41,397 and $39,290 for 2017, 2016 and 2015, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $132,744, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2018	$26,895
2019	24,664
2020	22,218
2021	14,791
2022	10,863
Thereafter	33,313
Note 16 - Contingent Liabilities
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s review completed in 2017, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its accrual from $176,995 at December 31, 2016 to $129,892 at December 31, 2017. This change in estimate in 2017 is primarily the result of recent favorable claims experience and trends.
The addition of another year of self-insured incidents accounted for an increase of $48,039 in the Company's product liability reserve in 2017. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $38,938.
During 2017 the Company paid $55,671 and during 2016, the Company paid $31,697 to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2017 totaled $129,892 (the current portion of $44,700 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2016 totaled $176,995 (current portion of $58,054).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to liability reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expense totaled $25,970, $65,448 and $78,800 in 2017, 2016 and 2015. Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income.
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
Employment Contracts and Agreements
No executives have employment agreements as of December 31, 2017. The Executive Officers are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.
At December 31, 2017, approximately 40% of the Company’s workforce was represented by collective bargaining units.
Note 17 - Business Segments
The Company has four segments under ASC 280:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes tires for racing, medium trucks and motorcycles. The racing and motorcycle tires are manufactured in the Company’s European Operations segment and by others. The medium truck tires are sourced from GRT and through an off-take agreement that was entered with PCT, the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of medium truck tires. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations”. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures light vehicle tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures light vehicle tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed radial and bias medium truck tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain medium truck and passenger car tires under off-take agreements with PCT through mid-2018. The medium truck tire agreement has been extended and now expires in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of medium truck tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
The following customer of the Americas Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2017, 2016 and 2015. Net sales and percentage of consolidated Company sales for this customer in 2017, 2016 and 2015 were as follows:

	2017		2016		2015
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
TBC/Treadways	$304,840	11%	$414,556	14%	$485,257	16%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2017	2016	2015
Net sales:
Americas Tire
External customers	$2,376,808	$2,549,743	$2,627,619
Intercompany	39,970	50,580	57,135
	2,416,778	2,600,323	2,684,754
International Tire
External customers	477,848	375,126	345,282
Intercompany	141,021	88,877	106,597
	618,869	464,003	451,879
Eliminations	(180,991)	(139,457)	(163,732)
Consolidated net sales	2,854,656	2,924,869	2,972,901
Operating profit (loss):
Americas Tire	324,693	439,941	422,929
International Tire	9,457	5,998	(19,133)
Unallocated corporate charges	(60,599)	(60,308)	(52,342)
Eliminations	(1,827)	(1,244)	3,026
Consolidated operating profit	271,724	384,387	354,480
Interest expense	(32,048)	(26,604)	(23,820)
Interest income	7,362	4,378	2,211
Other non-operating (expense) income	(3,113)	4,932	1,157
Income before income taxes	243,925	367,093	334,028
Depreciation and amortization expense
Americas Tire	91,324	85,842	92,377
International Tire	33,303	30,470	28,577
Corporate	15,601	13,945	454
Consolidated depreciation and amortization expense	140,228	130,257	121,408
Segment assets
Americas Tire	1,462,757	1,438,802	1,386,361
International Tire	690,572	547,178	414,051
Corporate and other	454,406	633,415	635,764
Consolidated assets	2,607,735	2,619,395	2,436,176
Expenditures for long-lived assets
Americas Tire	109,175	112,975	145,813
International Tire	89,008	60,359	33,839
Corporate	(997)	2,103	2,892
Consolidated expenditures for long-lived assets	197,186	175,437	182,544

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2017	2016	2015
Net sales
United States	$2,240,882	$2,423,932	$2,518,089
PRC	263,540	166,289	126,674
Rest of world	350,234	334,648	328,138
Consolidated net sales	2,854,656	2,924,869	2,972,901
Long-lived assets
United States	568,215	547,599	537,173
PRC	219,289	157,858	105,237
Rest of world	180,488	158,770	152,788
Consolidated long-lived assets	967,992	864,227	795,198

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1942.

Toledo, Ohio
February 20, 2018

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$643,025	$720,753	$733,843	$757,035
Gross profit	109,918	130,840	164,727	110,994
Net income (loss) attributable to Cooper Tire & Rubber Company	30,561	45,310	61,687	(42,158)
Earnings (loss) per share:
Basic	0.58	0.86	1.19	(0.82)
Diluted	0.57	0.85	1.18	(0.82)
Net sales:
Americas Tire	$531,360	$615,356	$625,423	$644,639
International Tire	141,964	151,370	163,345	162,189
Eliminations	(30,299)	(45,973)	(54,925)	(49,793)
Consolidated net sales	$643,025	$720,753	$733,843	$757,035
Operating profit (loss):
Americas Tire	$63,193	$83,293	$117,465	$60,742
International Tire	1,653	1,274	591	5,938
Unallocated corporate charges	(15,824)	(9,561)	(15,792)	(19,422)
Eliminations	(352)	(174)	(887)	(414)
Consolidated operating profit	48,670	74,832	101,377	46,844
Interest expense	(7,827)	(8,210)	(7,591)	(8,419)
Interest income	1,802	1,755	1,776	2,029
Other non-operating (expense) income	(235)	(255)	(978)	(1,645)
Income before income taxes	$42,410	$68,122	$94,584	$38,809
Net income (loss)	$29,381	$45,824	$62,660	$(41,120)
Net income (loss) attributable to Cooper Tire & Rubber Company	$30,561	$45,310	$61,687	$(42,158)

(a)
Basic and diluted earnings (loss) per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$649,775	$740,294	$750,913	$783,887
Gross profit	150,429	179,669	152,952	169,300
Net income attributable to Cooper Tire & Rubber Company	59,005	70,749	49,303	69,324
Earnings per share:
Basic	1.06	1.29	0.91	1.30
Diluted	1.05	1.27	0.90	1.28
Net sales:
Americas Tire	$579,338	$654,721	$672,641	$693,624
International Tire	103,226	123,678	112,789	124,310
Eliminations	(32,789)	(38,105)	(34,517)	(34,047)
Consolidated net sales	$649,775	$740,294	$750,913	$783,887
Operating profit (loss):
Americas Tire	$106,052	$116,093	$101,522	$116,273
International Tire	(1,772)	3,152	3,265	1,353
Unallocated corporate charges	(13,019)	(8,730)	(26,442)	(12,118)
Eliminations	(157)	(599)	(117)	(370)
Consolidated operating profit	91,104	109,916	78,228	105,138
Interest expense	(6,636)	(6,286)	(6,795)	(6,887)
Interest income	940	948	1,018	1,471
Other non-operating income	1,462	1,427	1,785	260
Income before income taxes	$86,870	$106,005	$74,236	$99,982
Net income	$58,772	$71,351	$50,479	$70,692
Net income attributable to Cooper Tire & Rubber Company	$59,005	$70,749	$49,303	$69,324

(a)
Basic and diluted earnings per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands)		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Equity	Acquisition of business	Deductions		Balance at End of Year
Year Ended December 31, 2017
Allowance for doubtful accounts	$7,290	$1,799	$—	$—	$1,519	(a)	$7,570
Tax valuation allowance	$20,228	$20,536	$(2,828)	$(1,057)	$6,777	(b)	$30,102
Year Ended December 31, 2016
Allowance for doubtful accounts	$7,533	$1,693	$—	$3	$1,939	(a)	$7,290
Tax valuation allowance	$15,103	$291	$—	$7,484	$2,650	(b)	$20,228
Year Ended December 31, 2015
Allowance for doubtful accounts	$8,792	$1,178	$—	$—	$2,437	(a)	$7,533
Tax valuation allowance	$33,303	$680	$—	$—	$18,880	(b)	$15,103

(a)	Accounts written off during the year, net of recoveries of accounts previously written off.

(b)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences and changes in judgment about the realizability of deferred tax assets.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2017 (“Evaluation Date”)). Based on the Company’s evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013 framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2017. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and that the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017.
(c) Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company
Opinion on Internal Control over Financial Reporting
We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper Tire & Rubber Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule and our report dated February 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on

Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Toledo, Ohio
February 20, 2018
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial experts,” will appear in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be herein incorporated by reference.
CODE OF ETHICS
Information regarding the Company’s code of conduct is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Investors” and then click on “Governance” on the Company’s website. Then, select the “Code of Conduct” link listed in the middle of the web page under Governance.

Item 11.	EXECUTIVE COMPENSATION
Information regarding executive and director compensation will appear in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	285,579	$22.08	2,332,604
Equity compensation plans not approved by stockholders	—	—	—
Total	285,579	$22.08	2,332,604
Additional information on equity compensation plans is contained in Note 12 - Stock-Based Compensation to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons that would require disclosure during 2017.
Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees and services of the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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
Item 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOPER TIRE & RUBBER COMPANY

/s/ Bradley E. Hughes
BRADLEY E. HUGHES, President,
Chief Executive Officer and Director

Date: February 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley E. Hughes	President, Chief Executive Officer and Director	February 20, 2018
BRADLEY E. HUGHES	(Principal Executive Officer)

/s/ Ginger M. Jones	Senior Vice President and Chief Financial Officer	February 20, 2018
GINGER M. JONES	(Principal Financial Officer)

/s/ Mark A. Young	Director of External Reporting	February 20, 2018
MARK A. YOUNG	(Principal Accounting Officer)

THOMAS P. CAPO*	Non-Executive Chairman of the Board	February 20, 2018

STEVEN M. CHAPMAN*	Director	February 20, 2018

SUSAN F. DAVIS*	Director	February 20, 2018

JOHN J. HOLLAND*	Director	February 20, 2018

TRACEY I. JOUBERT	Director	February 20, 2018

GARY S. MICHEL*	Director	February 20, 2018

JOHN H. SHUEY*	Director	February 20, 2018

ROBERT D. WELDING*	Director	February 20, 2018

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
Amendment No. 1 to Credit Agreement, dated as of October 16, 2017, among the Company, the Lenders and JPMorgan Chase Bank, National Association is incorporated by reference from Exhibit 10 of the Company's Form 10-Q dated October 30, 2017

(iv)
Amendment No. 2 to Credit Agreement, dated as of February 15, 2018, by and among Cooper Tire & Rubber Company, the lenders party thereto, and JPMorgan Chase Bank, N.A. is incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated February 20, 2018

(v)
Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2007

(vi)
First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated September 20, 2007

(vii)
Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 5, 2010, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2010

(viii)
Third Amendment to Amended and Restated Receivables Purchase Agreement, dated June 2, 2011, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated June 8, 2011

(ix)
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2011

(x)
Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2012, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company's Form 8-K dated August 13, 2012

(xi)
Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of March 12, 2013, among the Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association

(xii)
Seventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of October 24, 2013, among the Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association

(xiii)
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2015, among the Company, Cooper Receivables LLC and PNC Bank, National Association, is incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K dated June 1, 2015

(xiv)
Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 8, 2017 among the Company, Cooper Receivables LLC and PNC Bank, National Association is incorporated by reference from Exhibit 10 of the Company's Form 10-Q dated April 27, 2017

(xv)
Second Amended and Restated Receivables Purchase Agreement, dated February 15, 2018, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, and PNC Bank, National Association is incorporated by reference from Exhibit 10.2 of the Company's Form 8-K dated February 20, 2018

(xvi)
Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2011

(xvii)
Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated November 16, 2007

(xviii)
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

(xx)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*
(xxi)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 24, 2010*
(xxii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 22, 2002*
(xxiii)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*
(xxiv)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*
(xxv)
Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on May 9, 2014) is incorporated herein by reference from Exhibit (10)(xviii) of the Company’s Form 10-K for the year ended December 31, 2014

(xxvi)
Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2011*

(xxvii)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006
(xxviii)
Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxx) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxix)
Form of Participation Agreement for the Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxxi) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxx)
Form of Participation Agreement for Nonqualified Stock Option Awards Under the 2010 Incentive Compensation Plan is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended March 31, 2013*

(xxxi)	Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended June 30, 2013*
(xxxii)
Form of Participation Agreement for Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10)(xxvii) of the Company’s Form 10-K for the year ended December 31, 2013*

(xxxiii)
Nonqualified Supplementary Benefit Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.2) of the Company’s Form 10-Q for the quarter ended June 30, 2013*

(xxxiv)
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