Form 10-Q
period 2018-03-31
COOPER TIRE & RUBBER CO
filed 2018-04-30
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Number of shares of common stock of registrant outstanding as of April 26, 2018: 50,553,505

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$601,496	$643,025
Cost of products sold	517,011	524,439
Gross profit	84,485	118,586
Selling, general and administrative expense	58,031	60,591
Operating profit	26,454	57,995
Interest expense	(7,691)	(7,827)
Interest income	2,315	1,802
Other pension and postretirement benefit expense	(6,986)	(9,325)
Other non-operating expense	(1,658)	(235)
Income before income taxes	12,434	42,410
Provision for income taxes	3,451	13,029
Net income	8,983	29,381
Net income (loss) attributable to noncontrolling shareholders' interests	698	(1,180)
Net income attributable to Cooper Tire & Rubber Company	$8,285	$30,561

Earnings per share:
Basic	$0.16	$0.58
Diluted	$0.16	$0.57

Cash dividends declared per share	$0.105	$0.105
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$8,983	$29,381
Other comprehensive income (loss):
Foreign currency translation adjustments	24,870	15,388
Financial instruments:
Change in the fair value of derivatives	2,139	(399)
Income tax (provision) benefit on derivative instruments	(588)	153
Financial instruments, net of tax	1,551	(246)
Postretirement benefit plans:
Amortization of actuarial loss	9,345	10,591
Amortization of prior service credit	(135)	(141)
Income tax provision on postretirement benefit plans	(2,210)	(3,719)
Foreign currency translation effect	(2,900)	(865)
Postretirement benefit plans, net of tax	4,100	5,866
Other comprehensive income	30,521	21,008
Comprehensive income	39,504	50,389
Less: comprehensive income attributable to noncontrolling shareholders' interests	4,643	1,691
Comprehensive income attributable to Cooper Tire & Rubber Company	$34,861	$48,698
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$213,091	$371,684
Notes receivable	66,073	13,753
Accounts receivable, less allowances of $7,840 at 2018 and $7,570 at 2017	499,130	528,250
Inventories:
Finished goods	448,019	365,672
Work in process	34,878	31,000
Raw materials and supplies	128,627	115,085
	611,524	511,757
Other current assets	63,921	63,063
Total current assets	1,453,739	1,488,507
Property, plant and equipment:
Land and land improvements	54,182	52,683
Buildings	312,835	311,199
Machinery and equipment	1,932,543	1,890,210
Molds, cores and rings	232,649	220,528
	2,532,209	2,474,620
Less: accumulated depreciation	1,553,715	1,507,873
Property, plant and equipment, net	978,494	966,747
Goodwill	56,056	54,613
Intangibles, net of accumulated amortization of $98,005 at 2018 and $93,353 at 2017	126,143	133,256
Deferred income tax assets	57,057	58,665
Other assets	7,493	6,137
Total assets	$2,678,982	$2,707,925

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$41,043	$39,450
Accounts payable	268,556	277,060
Accrued liabilities	244,371	280,666
Income taxes payable	5,098	6,954
Current portion of long-term debt	1,446	1,413
Total current liabilities	560,514	605,543
Long-term debt	295,221	295,987
Postretirement benefits other than pensions	256,188	256,888
Pension benefits	218,280	219,534
Other long-term liabilities	144,753	144,217
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	18,278	20,740
Retained earnings	2,397,224	2,394,372
Accumulated other comprehensive loss	(451,902)	(478,478)
	2,051,450	2,024,484
Less: common shares in treasury at cost (37,244,438 at 2018 and 36,908,553 at 2017)	(910,727)	(897,388)
Total parent stockholders’ equity	1,140,723	1,127,096
Noncontrolling shareholders' interests in consolidated subsidiaries	63,303	58,660
Total equity	1,204,026	1,185,756
Total liabilities and equity	$2,678,982	$2,707,925
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$8,983	$29,381
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	36,424	34,749
Stock-based compensation	1,280	1,283
Change in LIFO inventory reserve	(9,900)	14,438
Amortization of unrecognized postretirement benefits	9,210	10,450
Changes in operating assets and liabilities:
Accounts and notes receivable	(14,955)	17,546
Inventories	(81,156)	(104,851)
Other current assets	(5,532)	(2,069)
Accounts payable	13,063	(6,342)
Accrued liabilities	(34,778)	(44,570)
Other items	58	(17,989)
Net cash used in operating activities	(77,303)	(67,974)
Investing activities:
Additions to property, plant and equipment and capitalized software	(59,722)	(44,602)
Proceeds from the sale of assets	133	11
Net cash used in investing activities	(59,589)	(44,591)
Financing activities:
Net payments on short-term debt	(5,356)	(16,608)
Repayments of long-term debt	(809)	(792)
Payment of financing fees	(1,230)	—
Repurchase of common stock	(15,565)	(17,799)
Payments of employee taxes withheld from shared-based awards	(1,891)	(6,429)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(5,334)	(5,543)
Issuance of common shares related to stock-based compensation	270	3,596
Net cash used in financing activities	(29,915)	(43,575)
Effects of exchange rate changes on cash	1,399	2,720
Net change in cash, cash equivalents and restricted cash	(165,408)	(153,420)
Cash, cash equivalents and restricted cash at beginning of year	392,306	524,249
Cash, cash equivalents and restricted cash at end of period	$226,898	$370,829
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per-share amounts)

Note 1.	Basis of Presentation and Consolidation
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
There is a year-round demand for the Company’s tires, but sales of light vehicle replacement tires are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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
Truck and Bus Tire Tariffs
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the People's Republic of China ("PRC") into the United States were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The Company incurred expense of $22,042 over the final seven months of the year ended December 31, 2016 related to these additional duties. On February 22, 2017, the United States ("U.S.") International Trade Commission determined the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination were not to be collected and any amounts previously paid have been refunded by U.S. Customs and Border Protection. Further, prospective imports of truck and bus tires from the PRC are not subject to these additional duties. In the first quarter of 2017, the Company reversed the previously expensed preliminary duties of $22,042 due to the decision by the U.S. International Trade Commission. This amount was recorded as a reduction of Cost of products sold in the Condensed Consolidated Statement of Income for the three month period ended March 31, 2017.
North American Distribution Center
On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company's assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the first quarter of 2017, the Company incurred expenses of $6,806 related to damages caused by the tornado, including the disposal of damaged tires, freight to move product to other warehouses, professional fees to secure and maintain the site and for the rental of additional storage facilities. For the full year 2017, the Company incurred direct expenses of $12,569, less proceeds of $7,000 recovered from insurance. In the first quarter of 2018, the Company recorded insurance recoveries of $3,809, while incurring direct costs of $870. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2018 and 2017 and the year ended December 31, 2017. At this time, the full amount of insurance recoveries cannot be estimated, and accordingly, no additional amounts have been recorded as of March 31, 2018.

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
Accounting Pronouncements – Recently Adopted
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (the “new revenue standard”), which supersedes previous revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. See Note 2 for additional details.
Pensions and Postretirement Benefits Other than Pensions
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires changes to the income statement presentation of net periodic benefit cost. The service cost component of net periodic benefit cost will continue to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. In addition, the new standard will allow only the service cost component to be eligible for capitalization, when applicable. The Company adopted the new standard as of January 1, 2018 and revised prior periods in accordance with the standard. See Note 8 for additional details.
Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard also requires companies to disclose the nature of the restriction on restricted cash. The Company adopted the new standard as of January 1, 2018 and revised prior periods in accordance with the standard. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts reported within the Condensed Consolidated Statements of Cash Flows:

	March 31, 2018 (Unaudited)	March 31, 2017 (Unaudited)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$213,091	$365,046	$371,684	$504,423
Restricted cash included in Other current assets	11,683	4,715	19,200	18,499
Restricted cash included in Other assets	2,124	1,068	1,422	1,327
Total cash, cash equivalents and restricted cash	$226,898	$370,829	$392,306	$524,249
Restricted cash is comprised primarily of funds within a voluntary employees' beneficiary trust restricted to the future payment of employee benefit obligations and amounts on deposit to collateralize certain credit arrangements in the PRC.
Accounting Pronouncements – To Be Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. Application of the standard, which should be applied using a modified retrospective approach, is required for the annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The FASB issued multiple amendments to the standard which provided clarification, additional guidance, practical expedients and other improvements to ASU 2016-02. The Company is currently evaluating the impact of the new standard, including optional practical expedients, and assessing its existing lease portfolio in order to assess the impact on its condensed consolidated financial statements.

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
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for an election to reclassify stranded tax effects within accumulated other comprehensive income/(loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and has not yet determined whether it will make the election to reclassify its stranded tax effects.

Note 2.	Revenue from Contracts with Customers
Accounting policy
On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective method applied to contracts which were not completed as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under the new revenue standard while prior period amounts are not adjusted and continue to be reported under previous revenue recognition guidance. The new revenue standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
In accordance with the new revenue standard, revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales incentives or rebates. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. This occurs with shipment or delivery, depending on the terms of the underlying contract. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates provisions for different forms of variable consideration (discounts and rebates) based on historical experience, current conditions and contractual obligations, as applicable. Payment terms with customers vary by region and customer, but are generally 30-90 days. The Company does not have significant financing components or significant payment terms. Incidental items that are immaterial in the context of the contract are expensed as incurred.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as a fulfillment cost and not as a separate performance obligation. Therefore, such items are accrued upon recognition of revenue.
Nature of goods and services
The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue.

The Company’s reportable segments have the following revenue characteristics:

•
Americas Tire Operations - The Americas Tire Operations segment manufactures and markets passenger car and light truck tires. The segment also markets and distributes racing, motorcycle and truck and bus radial ("TBR") tires.

•
International Tire Operations - The International Tire Operations segment manufactures and markets passenger car, light truck, motorcycle, racing, and TBR tires and tire retread material for global markets.

See Note 15 - Business Segments for additional details.
Disaggregation of revenue
In the following table, revenue is disaggregated by major market channel for the three month period ended March 31, 2018:

	Americas	International	Eliminations	Total
Light vehicle(1)	$433,384	$121,341	$(24,950)	$529,775
Truck and bus radial	41,461	26,589	(20,190)	47,860
Other(2)	10,547	13,314	—	23,861
Net sales	$485,392	$161,244	$(45,140)	$601,496

(1)	Light vehicle includes passenger car and light truck tires

(2)	Other includes motorcycle and racing tires, wheels, tire retread material, and other items
Contract balances
The following table provides information about contract liabilities from contracts with customers.

	March 31, 2018	December 31, 2017
Contract liabilities	$1,609	$1,111
The contract liabilities relate to customer payments received in advance of shipment. As the Company does not generally have rights to consideration for work completed but not billed at the reporting date, the Company does not have any contract assets. Accounts receivable are not considered contract assets under the new revenue standard as contract assets are conditioned upon the Company's future satisfaction of a performance obligation. Accounts receivable, in contrast, are unconditional rights to consideration.
Significant changes in the contract liabilities balance during the period are as follows:

Deferred revenue
Deferred revenue at beginning of year	$1,111
Increases due to cash received from customers	3,111
Decreases due to recognition of revenue	(2,613)
Deferred revenue at March 31, 2018	$1,609
Transaction price allocated to remaining performance obligations
For the three month period ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Changes in accounting policies
The Company adopted ASC 606 "Revenue from Contracts with Customers" with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The guidance has been applied to all contracts at the date of initial application. There were no significant changes to the Company's accounting for revenue following the adoption of the new revenue standard.

Impacts on financial statements
Aside from the enhanced disclosures, adoption of the new revenue standard had no impact on the Company's Condensed Consolidated Statement of Income.
The Company has reclassified its volume and customer rebate programs from a contra-asset included within Accounts receivable to a liability within Accrued liabilities on the Condensed Consolidated Balance Sheets. The table below summarizes the impact to the balance sheet as of December 31, 2017:

	As Adjusted	Effect of Change	Previously Reported
Accounts receivable, less allowances	$528,250	$100,190	$428,060
Accrued liabilities	280,666	100,190	180,476

Note 3.	GRT Acquisition
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

The following table summarizes the allocations of the fair values of the assets acquired and liabilities assumed, as adjusted. The originally reported amounts were provisional and were based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed on December 1, 2016, translated into U.S. dollars at the exchange rate on that date. Subsequent to December 1, 2016, the valuation was completed and adjustments were made to the allocations of the fair value of the assets acquired and liabilities assumed from the GRT acquisition.

	As Originally
Assets	Reported	Adjustments	As Adjusted
Cash	$8,091	$—	$8,091
Accounts receivable	2,844	—	2,844
Notes receivable	3,050	—	3,050
Inventory	7,983	485	8,468
Other current assets	981	—	981
Property, plant & equipment	46,712	829	47,541
Intangible assets	7,412	16	7,428
Other long-term assets	289	—	289
Goodwill	33,861	(611)	33,250

Liabilities
Accounts payable	(61,570)	(719)	(62,289)
Notes payable	(10,122)	—	(10,122)
Accrued liabilities	(2,866)	—	(2,866)
Long-term debt	(3,383)	—	(3,383)
Other long-term liabilities	(940)	—	(940)
	$32,342	$—	$32,342
Noncontrolling shareholder interest	(18,323)	—	(18,323)

Cooper Tire & Rubber Company consideration	$14,019	$—	$14,019
The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Note 6. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely property, plant and equipment and the non-controlling shareholder interest. The valuation of property, plant and equipment was developed using primarily the cost approach. The fair value of the non-controlling shareholder interest was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors.

Note 4.	Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$8,285	$30,561
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,838	52,835
Effect of dilutive securities - stock options and other stock units	341	587
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	51,179	53,422
Earnings per share:
Basic	$0.16	$0.58
Diluted	$0.16	$0.57
All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both March 31, 2018 and 2017.

Note 5.	Inventories
Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $485,842 and $415,640 at March 31, 2018 and December 31, 2017, respectively. These FIFO values have been reduced by approximately $78,194 and $88,094 at March 31, 2018 and December 31, 2017, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 6.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso, Chinese yuan and Serbian dinar generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to four years. The notional amount of these foreign currency derivative instruments at March 31, 2018 and December 31, 2017 was $194,889 and $134,530, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(1,431) and $(2,640) as of March 31, 2018 and December 31, 2017, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	March 31, 2018	December 31, 2017
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$(2,733)	$(2,808)
Gross amounts offset	1,302	168
Net amounts	$(1,431)	$(2,640)
Not designated as hedging instruments:
Gross amounts recognized	(577)	(684)
Gross amounts offset	149	97
Net amounts	$(428)	$(587)
Net amounts presented:
Other current assets (accrued liabilities)	$675	$(1,893)
Other long-term liabilities	$(2,534)	$(1,334)

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2018	2017
Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$646	$(389)
Amount of (Loss) Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	(1,493)	10

	Location of Loss Recognized in Income on Derivatives	Amount of Loss
		Recognized in Income on Derivatives
		Three Months Ended
		March 31,
Derivatives not Designated as Hedging Instruments		2018	2017
Foreign exchange contracts	Other non-operating expense	$(2,281)	$(646)
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in the Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(1,859)	$—	$(1,859)	$—
Stock-based Liabilities	$(14,602)	$(14,602)	$—	$—

	December 31, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(3,227)	$—	$(3,227)	$—
Stock-based Liabilities	$(16,713)	$(16,713)	$—	$—
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash included in Other current assets, Restricted cash included in Other assets, Notes payable and Current portion of long-term debt at March 31, 2018 and December 31, 2017 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.
The fair market value of Long-term debt is $324,142 and $329,329 at March 31, 2018 and December 31, 2017, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $295,221 and $295,987 as reported on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively.

Note 7.	Income Taxes
For the three month period ended March 31, 2018, the Company recorded a provision for income taxes of $3,451 (effective rate of 27.8 percent) compared with $13,029 (effective rate of 30.7 percent) for the comparable period in 2017. The 2018 three month period provision for income taxes is calculated using forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate for the three month period ended March 31, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to additional liability for unrecognized tax benefits recorded during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded.
At December 31, 2017, as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 and in conjunction with guidance set forth under SAB 118, the Company recorded provisional amounts both for the impact of remeasurement on its U.S. deferred tax assets to the new U.S. statutory rate of 21% and for the mandatory Transition Tax on unrepatriated foreign earnings. At March 31, 2018, the Company has not yet completed its accounting for the tax effect of these elements of the Tax Act and as such, adjustments to these provisional amounts have not been made.

The Tax Act also subjects a U.S. parent shareholder to current tax on its global intangible low-taxed income (“GILTI”). At December 31, 2017, a provisional estimate under SAB 118 could not be made and the Company had not yet elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as a period cost when incurred. Due to the complexity of the GILTI provisions, the Company continues to evaluate the impact of GILTI and has not yet determined its accounting policy; however, at March 31, 2018, a reasonable estimate of GILTI related to current year operations has been made and included in the annual effective tax rate as a period cost. The Company did not record additional GILTI related to basis differences.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at March 31, 2018, as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1,413. In addition, the Company has recorded valuation allowances of $30,007 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $31,420. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At March 31, 2018, the Company’s liability, exclusive of penalty and interest, totals approximately $2,787. The Company accrued additional unrecognized tax benefits, including penalty and interest, during the quarter ended March 31, 2018. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
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

Note 8.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2018 and 2017 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit cost:
Service cost	$2,580	$2,465
Interest cost	9,210	9,813
Expected return on plan assets	(13,498)	(13,515)
Amortization of actuarial loss	8,235	9,281
Net periodic benefit cost	$6,527	$8,044

	Pension Benefits - International
	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	2,906	2,770
Expected return on plan assets	(3,155)	(2,707)
Amortization of actuarial loss	1,110	1,310
Net periodic benefit cost	$861	$1,373

	Other Postretirement Benefits
	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit cost:
Service cost	$487	$501
Interest cost	2,313	2,515
Amortization of prior service credit	(135)	(141)
Net periodic benefit cost	$2,665	$2,875

As discussed in Note 1, the Company retrospectively applied the adoption of ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” in the first quarter of 2018. The effect of the retrospective presentation change related to the net periodic cost of the Company's defined benefit plans and other postretirement benefits on the Company's Condensed Consolidated Statement of Income for the three month period ended March 31, 2017 was as follows:

		Effect of change
	As Adjusted	Americas	International	Corporate	Previously Reported
Cost of products sold	$524,439	$7,295	$1,373	$—	$533,107
Selling, general and administrative expense	60,591	296	—	361	61,248
Other pension and postretirement benefit expense	(9,325)	(7,591)	(1,373)	(361)	—

Note 9.	Product Warranty Liabilities
The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2018	2017
Reserve at beginning of year	$12,093	$10,634
Additions	3,844	2,324
Payments	(2,743)	(2,030)
Reserve at March 31	$13,194	$10,928
Note 10.    Stockholders’ Equity
The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2017	$1,127,096	$58,660	$1,185,756
Net income	8,285	698	8,983
Other comprehensive income	26,576	3,945	30,521
Share repurchase program	(15,565)	—	(15,565)
Stock compensation plans	(335)	—	(335)
Cash dividends - $0.105 per share	(5,334)	—	(5,334)
Dividend paid to noncontrolling shareholder	—	—	—
Balance at March 31, 2018	$1,140,723	$63,303	$1,204,026

Note 11.	Share Repurchase Programs
Share repurchase programs require the approval of the Company's Board of Directors. The following table summarizes the Company’s Board authorized share repurchase programs and related information for the three months ended March 31, 2018 and for the full year 2017:

Program(1)	Date Authorized by Board of Directors	Expiration Date	Amount Authorized (excluding commissions)	Amount Spent as of March 31, 2018 (excluding commissions)	Status
2017 Repurchase Program	February 16, 2017	December 31, 2019	$300,000	$92,275	Active
2016 Repurchase Program	February 19, 2016	December 31, 2017	200,000	104,366	Superseded(2)

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
The following table summarizes the Company’s open market and 10b5-1 plan share repurchase activity and related information during the three months ended March 31, 2018 and for the full year 2017:

	Number of Shares	Average Repurchase Price Per Share	Amount (including commissions)
2018 share repurchase activity:
2017 Repurchase Program	469,581	$33.15	$15,565
2017 share repurchase activity:
2017 Repurchase Program	2,136,237	$35.95	$76,788
2016 Repurchase Program	383,690	$36.70	14,080
Total 2017 share repurchases	2,519,927	$36.06	$90,868
Since the share repurchases began in August 2014 through March 31, 2018, the Company has repurchased 15,220,337 shares of the Company’s common stock at an average cost of $34.38 per share.

Note 12.	Changes in Accumulated Other Comprehensive Loss by Component
The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three month periods ended March 31, 2018 and 2017, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, December 31, 2017	$(39,940)	$349	$(438,887)	$(478,478)
Other comprehensive income (loss) before reclassifications	20,925	646	—	21,571
Foreign currency translation effect	—	—	(2,900)	(2,900)
Income tax effect	—	(416)	—	(416)
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	1,493	—	1,493
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,345	9,345
Income tax effect	—	(172)	(2,210)	(2,382)
Other comprehensive income	20,925	1,551	4,100	26,576
Ending balance, March 31, 2018	$(19,015)	$1,900	$(434,787)	$(451,902)

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, December 31, 2016	$(75,415)	$1,967	$(471,703)	$(545,151)
Other comprehensive income (loss) before reclassifications	12,517	(389)	—	12,128
Foreign currency translation effect	—	—	(865)	(865)
Income tax effect	—	149	—	149
Amount reclassified from accumulated other comprehensive income
Cash flow hedges	—	(10)	—	(10)
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	10,591	10,591
Income tax effect	—	4	(3,719)	(3,715)
Other comprehensive income (loss)	12,517	(246)	5,866	18,137
Ending balance, March 31, 2017	$(62,898)	$1,721	$(465,837)	$(527,014)

Note 13.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders' Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended March 31,
	2018	2017
Net income attributable to noncontrolling shareholders' interests	$698	$(1,180)
Other comprehensive income (loss):
Currency translation adjustments	3,945	2,871
Comprehensive income (loss) attributable to noncontrolling shareholders' interests	$4,643	$1,691

Note 14.	Contingent Liabilities
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
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, SUV, TBR and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires - made up of thousands of different specifications - are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control - such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard and excessive speed.
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s first quarter review, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual from $129,892 at December 31, 2017 to $130,862 at March 31, 2018.
The addition of another quarter of self-insured incidents accounted for an increase of $11,003 in the Company's product liability reserve in the first three months of 2018. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions increased the liability by $267. The Company paid $10,300 during the first quarter of 2018 to resolve cases and claims.
The Company’s product liability reserve balance at March 31, 2018 totaled $130,862 (the current portion of $44,960 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2017 totaled $129,892 (current portion of $44,700).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
For the three month periods ended March 31, 2018 and 2017, product liability expense totaled $15,068 and $16,268, respectively. Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income.
Note 15.    Business Segments
The Company has four segments under ASC 280, “Segments”:

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV ("COOCSA"), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European operations and by others. TBR tires are sourced from GRT and through an off-take agreement that was entered with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company’s former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam Co. Ltd. ("Sailun"), effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to original equipment manufacturers ("OEMs").
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations”. The European operations include manufacturing operations in the United Kingdom ("U.K.") and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018. The TBR tire agreement has been extended and now expires in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
The following table details information on the Company’s operating segments.

	Three Months Ended March 31,
	2018	2017
Net sales
Americas Tire
External customers	$478,827	$522,369
Intercompany	6,565	8,991
	485,392	531,360
International Tire
External customers	122,669	120,656
Intercompany	38,575	21,308
	161,244	141,964
Eliminations	(45,140)	(30,299)
Consolidated net sales	$601,496	$643,025
Operating profit (loss):
Americas Tire	$31,236	$70,784
International Tire	7,434	3,027
Unallocated corporate charges	(11,966)	(15,464)
Eliminations	(250)	(352)
Operating profit	26,454	57,995
Interest expense	(7,691)	(7,827)
Interest income	2,315	1,802
Other pension and postretirement benefit expense	(6,986)	(9,325)
Other non-operating expense	(1,658)	(235)
Income before income taxes	$12,434	$42,410

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)	Three Months Ended March 31,
	2018	% Change	2017
Net sales
Americas Tire
External customers	$478,827	(8.3)	$522,369
Intercompany	6,565	(27.0)	8,991
	485,392	(8.7)	531,360
International Tire
External customers	122,669	1.7	120,656
Intercompany	38,575	81.0	21,308
	161,244	13.6	141,964
Eliminations	(45,140)	(49.0)	(30,299)
Consolidated net sales	$601,496	(6.5)	$643,025
Operating profit (loss):
Americas Tire	$31,236	(55.9)	$70,784
International Tire	7,434	145.6	3,027
Unallocated corporate charges	(11,966)	22.6	(15,464)
Eliminations	(250)	(29.0)	(352)
Operating profit	26,454	(54.4)	57,995
Interest expense	(7,691)	(1.7)	(7,827)
Interest income	2,315	28.5	1,802
Other pension and postretirement benefit expense	(6,986)	(25.1)	(9,325)
Other non-operating expense	(1,658)	n/m	(235)
Income before income taxes	12,434	(70.7)	42,410
Provision for income taxes	3,451	(73.5)	13,029
Net income	8,983	(69.4)	29,381
Net income (loss) attributable to noncontrolling shareholders' interests	698	n/m	(1,180)
Net income attributable to Cooper Tire & Rubber Company	$8,285	(72.9)	$30,561

Earnings per share:
Basic	$0.16	(72.4)	$0.58
Diluted	$0.16	(71.9)	$0.57
n/m – not meaningful
Consolidated net sales for the first quarter of 2018 were $601 million, a decrease of $42 million from the comparable period one year ago. In the first quarter of 2018, the Company experienced lower unit volume ($39 million) and unfavorable price and mix ($20 million), partially offset by favorable foreign currency impact ($17 million).
The Company recorded operating profit in the first quarter of 2018 of $26 million, a decrease of $32 million compared with the first quarter of 2017. Operating profit included lower raw material costs net of price and mix ($6 million), offset by lower unit volume ($11 million) and higher manufacturing costs ($12 million). The higher manufacturing costs reflect decisions to lower production volume and control inventory levels due to the decline in unit shipments.
The first quarter of 2017 included the reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties. This was partially offset by $10 million of favorability related to the timing of costs resulting from tornado damage at a North American distribution center in the first quarter of 2017. The first quarter of 2017 included $7 million of direct expenses related to the tornado damage, while the first quarter of 2018 includes insurance recoveries net of direct expenses of $3 million. Other operating costs increased from the first quarter of 2017 ($3 million), including costs related to workforce actions in the U.S. and Latin America, as well as start-up costs related to two new U.S. distribution warehouses which will be operational in 2018.
The Company experienced decreases in the costs of certain of its principal raw materials in the first three months of 2018 compared with the first three months of 2017. The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing which accelerates the impact to cost of products sold from changes to raw material prices.
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
Product liability expenses totaled $15 million in the first quarter of 2018, compared to $16 million from the comparable period one year ago. The quarterly expense is a result of the Company’s review of its reserves in the quarter, coupled with normal activity, such as the addition of another quarter of self-insured incidents and settlements and changes in the amount of reserves. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.
Selling, general and administrative expenses were $58 million in the first quarter of 2018 (9.6 percent of net sales) and $61 million in the first quarter of 2017 (9.4 percent of net sales). The decrease in selling, general, and administrative expenses was driven by a decrease in the mark to market costs of stock-based liabilities and reduced incentive compensation, partially offset by an increase in professional fees and costs related to workforce actions in the U.S. and Latin America. The first quarter of 2017 also included the write-off of assets related to the Company's global ERP system implementation, which did not recur in the first quarter of 2018.
Interest expense and interest income in the first quarter of 2018 was comparable to the first quarter of 2017.
As a result of the adoption of ASU 2017-07, the income statement presentation of net periodic benefit cost was changed in the first quarter of 2018. The service cost component of net periodic benefit cost continues to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are presented in the income statement separately from the service cost component as Other pension and postretirement benefit expense, outside of operating profit. Application of the standard has been applied retrospectively for all periods presented. As a result, $8.7 million of Cost of product sold and $0.6 million of Selling, general and administrative expense have been reclassified in the first quarter 2017 Condensed Consolidated Income Statement to Other pension and postretirement benefit expense. The decrease in other pension and postretirement benefit expense to $7 million in the first quarter of 2018 from $9 million in the first quarter of 2017 is primarily the result of decreased amortization of actuarial loss in 2018 as a result of improved funding levels at the last actuarial valuation date of December 31, 2017.
Other income decreased $1 million in the first quarter of 2018 due primarily to the impact of foreign currency forward contracts.
For the three month period ended March 31, 2018, the Company recorded income tax expense of $3 million (effective rate of 27.8 percent) compared with $13 million (effective rate of 30.7 percent) for the comparable period in 2017. The effective tax rate for the three month period ended March 31, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to discrete items related to the accrual of additional uncertain tax positions. The lower statutory rate in 2018 reflects the impact of the 2017 comprehensive U.S. tax legislation.
The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1 million. In addition, the Company has recorded valuation allowances of $30 million relating to non-U.S. net operating losses for a total valuation allowance of $31 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.
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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2018	Change	2017
Net sales	$485,392	(8.7)%	$531,360
Operating profit	$31,236	(55.9)%	$70,784
Operating margin	6.4%	(6.9) points	13.3%
Total unit sales change		(5.6)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		(6.4)%
USTMA members		(5.3)%
Total Industry		(1.9)%
Overview
The Americas Tire Operations segment is the aggregation of the Company’s North America and Latin America operating segments. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European operations and by others. The TBR tires are sourced from GRT and through an off-take agreement that was entered with PCT, the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Sales
Net sales of the Americas Tire Operations segment for the first quarter of 2018 decreased $46 million, or 8.7 percent, from the first quarter of 2017. The decrease in sales was a result of lower unit volume ($30 million) and unfavorable pricing and mix ($19 million), partially offset by favorable foreign currency impact ($3 million). Unit shipments for the segment decreased 5.6 percent compared with the first quarter of 2017. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 6.4 percent in the first quarter of 2018 compared with the first quarter of 2017. This decrease compares with a 5.3 percent decrease in total light vehicle tire shipments experienced by the members of the U.S. Tire Manufacturing Association

(“USTMA”, formerly the Rubber Manufacturers Association), and a 1.9 percent decrease in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-USTMA members). The segment’s commercial truck tire unit shipments for the U.S. increased 25.1 percent in the first quarter of 2018 from the first quarter of 2017, compared with a unit shipment decrease of 7.4 percent for the USTMA and a unit shipment increase of 5.1 percent for the industry.
Operating Profit
Operating profit for the segment decreased $40 million to $31 million in the first three months of 2018. The segment experienced lower unit volumes ($10 million), while favorable raw material costs fully offset unfavorable price and mix compared to the first three months of 2017. The segment also experienced increased manufacturing costs ($12 million) as a result of decisions to lower production volume and control inventory levels due to the decline in unit shipments in the first three months of 2018. In the first quarter of 2017, the Company had a reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. This was partially offset by $10 million of favorability related to the timing of costs resulting from tornado damage at a North American distribution center in the first quarter of 2017. The first quarter of 2017 included $7 million of direct expenses related to the tornado damage, while the first quarter of 2018 includes insurance recoveries net of direct expenses of $3 million. Other costs increased ($6 million), including costs related to workforce actions in Latin America, as well as start-up costs related to two new U.S. distribution warehouses which will be operational in 2018.
The segment’s internally calculated raw material index of 156.6 during the quarter was a decrease of 5.8 percent from the first quarter of 2017. The raw material index increased 2.3 percent from the quarter ended December 31, 2017.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2018	Change	2017
Net sales	$161,244	13.6%	$141,964
Operating profit	$7,434	145.6%	$3,027
Operating margin	4.6%	2.5 points	2.1%
Total unit sales change		5.4%
Overview
The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018. The TBR tire agreement has been extended and now expires in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
Sales
Net sales of the International Tire Operations segment for the first three months of 2018 increased $19 million, or 13.6 percent, from the first three months of 2017. The segment experienced favorable price and mix ($13 million) and foreign currency impact ($14 million), partially offset by decreased unit volume ($8 million) compared with the first three months of 2017. Net segment exports to the U.S. increased slightly compared with the first three months of 2017.
Operating Profit
Operating profit for the segment increased $4 million from the first three months of 2017 to an operating profit of $7 million in the first three months of 2018. The segment experienced favorable price and mix ($6 million), partially offset by decreased volume ($1 million). Other costs ($1 million) increased compared to the first quarter of 2017.

Outlook for Company
Operating profit margin performance in the second quarter is expected to be similar to the first quarter, as the Company continues to navigate through a turbulent market environment. However, the Company expects industry demand to improve in the back half of the year. The Company expects that this, along with the Company's actions to drive volume and reduce costs, will result in operating profit approaching the Company's stated 9 percent to 11 percent range for the second half of 2018. In addition, with growth in the International segment, led by Asia, the Company expects to generate full-year unit volume growth on a consolidated basis compared to 2017.
The Company expects its full year 2018 effective tax rate will be in a range between 23 and 26 percent. The decrease in the effective tax rate from 2017 is driven by the reduced U.S. tax rate as a result of the Tax Act and the predominance of the Company's earnings in the U.S. The 23 to 26 percent range does not include the discrete impact of any tax adjustments that may be recorded during the 2018 measurement period prescribed under Staff Accounting Bulletin 118 as a result of the Tax Act.
The Company expects capital expenditures for 2018 will be in a range of $200 million to $220 million.
Liquidity and Capital Resources
Uses of cash in operating activities - Net cash consumed by operating activities was $77 million in the first three months of 2018 compared to net cash consumed of $68 million in the first three months of 2017. In the first three months of 2018, net income provided $9 million and other non-cash charges contributed $37 million, which were more than offset by changes in working capital accounts, which consumed $123 million. In the first three months of 2017, net income provided $29 million and other non-cash charges contributed $61 million, which were more than offset by changes in working capital accounts, which consumed $158 million. The increase in cash consumed in operating activities in 2018 as compared to 2017 is primarily the result of lower net income in 2018, coupled with growth in the International Tire Operations segment's notes receivable in 2018 as a result of an increase in discount rates, which results in a longer holding period. These decreases were partially offset by improvement in cash consumption related to accounts payable.
Uses of cash in investing activities - Net cash used in investing activities during the first three months of 2018 and 2017 reflect capital expenditures of $60 million and $45 million, respectively.
Uses of cash in financing activities - The Company repurchased $16 million and $18 million of its common stock in the first three months of 2018 and 2017, respectively. During the first three months of 2018, the Company repaid $11 million less on short-term debt compared with the first three months of 2017. Dividends paid on the Company’s common shares were comparable over the first three months of both 2018 and 2017. During the first three months of 2018, stock options were exercised to acquire 13,111 shares of common stock with a cash impact of $0.3 million. During the first three months of 2017, stock options were exercised to acquire 175,779 shares of common stock with a cash impact of $4 million.
Available cash, credit facilities and contractual commitments - At March 31, 2018, the Company had cash and cash equivalents of $213 million.
Domestically, the Company has a revolving credit facility with a consortium of banks that provides up to $400 million based on available collateral, including a $110 million letter of credit subfacility. The revolving credit facility was amended in the first quarter of 2018, which extended the maturity date to February 2023. The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral. The accounts receivable securitization facility was also amended in the first quarter of 2018, which extended the maturity date to February 2021.
These credit facilities are undrawn, other than to secure letters of credit, at March 31, 2018. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at March 31, 2018, was $501 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $44 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $3 million at March 31, 2018.
The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at March 31, 2018 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The following table summarizes long-term debt at March 31, 2018:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	6,930
297,388
Less: unamortized debt issuance costs	721
296,667
Less: current maturities	1,446
$295,221
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

•	changes in economic and business conditions in the world, including changes related to the United Kingdom’s decision to withdraw from the European Union;

•	the impact of the recently enacted tax reform legislation;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•	changes in the Company’s customer or supplier relationships, including loss of particular business for competitive, credit, liquidity, bankruptcy, restructuring or other reasons;

•	consolidation or other cooperation by and among the Company’s competitors or customers;

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

•	government regulatory and legislative initiatives including environmental, healthcare, privacy and tax matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•
a variety of factors, including market conditions, may affect the actual amount expended on stock repurchases; the Company’s ability to consummate stock repurchases; changes in the Company’s results of operations or financial conditions or strategic priorities may lead to a modification, suspension or cancellation of stock repurchases, which may occur at any time;

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement ERP systems;

•	the risks associated with doing business outside of the U.S.;

•	the failure to develop technologies, processes or products needed to support consumer demand or changes in consumer behavior;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•
inaccurate assumptions used in developing the Company’s strategic plan or operating plans or the inability or failure to successfully implement such plans or to realize the anticipated savings or benefits from strategic actions;

•	the costs and timing of restructuring actions and impairments or other charges resulting from such actions or from adverse industry, market or other developments;

•	risks relating to acquisitions including the failure to successfully integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partners or suppliers, including any changes with respect to its former PCT joint venture’s production of Cooper-branded products;

•	the ability to find alternative sources for products supplied by PCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.

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

There have been no material changes in market risk at March 31, 2018 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2018 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2018. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
In addition, the bankruptcy, restructuring, consolidation or other cooperation of one or more of the Company’s major customers or suppliers could result in the write-off of accounts receivable, a reduction in purchases of the Company’s products or a supply disruption to its facilities, which could harm the Company’s results of operations, financial condition and liquidity.
The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials.
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including withdrawal from or material modifications to NAFTA or certain other international trade agreements, or other trade restrictions or retaliatory actions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
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
The tire industry is a highly competitive, global industry. Some of the Company’s competitors are larger companies with greater financial resources. Intense competitive activity in the replacement tire industry, including consolidation or other cooperation by and among the Company's competitors, has caused, and will continue to cause, pressures on the Company’s business. As the Company increases its presence in the original equipment market, the demand for products by the OEM's will be impacted by automotive vehicle production. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the impact could become material on the Company’s earnings.
The Company is facing supply risks related to certain tires it purchases from PCT.
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain TBR and passenger car tires for the Company through mid-2018. The TBR tire agreement has been extended and now expires in mid-2019. If there are any disruptions in or quality issues with the supply of Cooper-branded products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the PCT off-take agreements, including sourcing through GRT and an off-take agreement with Sailun, but there can be no assurance that the Company will be able to do so in a timely manner.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of TBR tires for the Company and the Company recently entered into an off-take agreement with Sailun, located in Vietnam, for the supply of TBR tires. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials."
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
The Company routinely evaluates potential acquisitions and may pursue additional acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing and integrating any acquisition opportunities or what the consequences of any acquisition would be. The Company may encounter various risks in any acquisitions, including:

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
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business. Such restructuring actions and impairments or other charges could have a significant negative impact on the Company’s earnings or cash flows in the short-term.
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
Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and deemed repatriation of foreign earnings. We expect this legislation to have significant effects on us, some of which may be adverse. For example, the reduction in the corporate tax rate has resulted in a reduction in the value of our existing deferred tax assets, and consequently a charge to our earnings in 2017. The magnitude of the net impact remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service.
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
The Financial Accounting Standards Board is considering or has issued for future adoption several projects which may result in the modification of accounting standards affecting the Company, including standards relating to leasing and others. Any such changes could have a negative impact on the Company’s financial statements.
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

The following table sets forth a summary of the Company’s purchases during the quarter ended March 31, 2018 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	94,034	$38.63	94,034	$219,646
February 1, 2018 through February 28, 2018	105,322	$36.21	105,322	$215,836
March 1, 2018 through March 31, 2018	270,225	$30.04	270,225	$207,725
Total	469,581	$33.15	469,581

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

April 30, 2018
(Date)