Form 10-Q
period 2018-06-30
COOPER TIRE & RUBBER CO
filed 2018-08-06
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Number of shares of common stock of registrant outstanding as of August 3, 2018: 50,059,790

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$698,408	$720,753	$1,299,904	$1,363,778
Cost of products sold	604,185	581,202	1,121,196	1,105,642
Gross profit	94,223	139,551	178,708	258,136
Selling, general and administrative expense	61,460	55,350	119,490	115,941
Operating profit	32,763	84,201	59,218	142,195
Interest expense	(8,417)	(8,210)	(16,108)	(16,037)
Interest income	1,988	1,755	4,303	3,557
Other pension and postretirement benefit expense	(6,967)	(9,369)	(13,953)	(18,693)
Other non-operating expense	(1,391)	(255)	(3,050)	(491)
Income before income taxes	17,976	68,122	30,410	110,531
Provision for income taxes	2,267	22,298	5,718	35,325
Net income	15,709	45,824	24,692	75,206
Net income (loss) attributable to noncontrolling shareholders' interests	701	514	1,400	(666)
Net income attributable to Cooper Tire & Rubber Company	$15,008	$45,310	$23,292	$75,872

Earnings per share:
Basic	$0.30	$0.86	$0.46	$1.44
Diluted	$0.30	$0.85	$0.46	$1.42

Cash dividends declared per share	$0.105	$0.105	$0.210	$0.210
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$15,709	$45,824	$24,692	$75,206
Other comprehensive income (loss):
Foreign currency translation adjustments	(35,851)	14,184	(10,982)	29,572
Financial instruments:
Change in the fair value of derivatives	470	(2,678)	2,610	(3,077)
Income tax (provision) benefit on derivative instruments	(159)	958	(747)	1,111
Financial instruments, net of tax	311	(1,720)	1,863	(1,966)
Postretirement benefit plans:
Amortization of actuarial loss	9,320	10,631	18,666	21,222
Amortization of prior service credit	(135)	(142)	(270)	(283)
Income tax provision on postretirement benefit plans	(2,206)	(3,725)	(4,416)	(7,444)
Foreign currency translation effect	4,082	(3,702)	1,180	(4,567)
Postretirement benefit plans, net of tax	11,061	3,062	15,160	8,928
Other comprehensive (loss) income	(24,479)	15,526	6,041	36,534
Comprehensive (loss) income	(8,770)	61,350	30,733	111,740
Less: comprehensive (loss) income attributable to noncontrolling shareholders' interests	(4,382)	1,822	261	3,513
Comprehensive (loss) income attributable to Cooper Tire & Rubber Company	$(4,388)	$59,528	$30,472	$108,227
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$180,493	$371,684
Notes receivable	24,022	13,753
Accounts receivable, less allowances of $6,972 at 2018 and $7,570 at 2017	582,524	528,250
Inventories:
Finished goods	423,506	365,672
Work in process	31,307	31,000
Raw materials and supplies	125,282	115,085
	580,095	511,757
Other current assets	59,600	63,063
Total current assets	1,426,734	1,488,507
Property, plant and equipment:
Land and land improvements	53,292	52,683
Buildings	310,544	311,199
Machinery and equipment	1,925,381	1,890,210
Molds, cores and rings	233,359	220,528
	2,522,576	2,474,620
Less: accumulated depreciation	1,558,418	1,507,873
Property, plant and equipment, net	964,158	966,747
Goodwill	53,960	54,613
Intangibles, net of accumulated amortization of $104,405 at 2018 and $93,353 at 2017	125,979	133,256
Deferred income tax assets	54,006	58,665
Other assets	7,942	6,137
Total assets	$2,632,779	$2,707,925

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$47,378	$39,450
Accounts payable	240,506	277,060
Accrued liabilities	262,233	280,666
Income taxes payable	2,295	6,954
Current portion of long-term debt	1,398	1,413
Total current liabilities	553,810	605,543
Long-term debt	295,017	295,987
Postretirement benefits other than pensions	255,527	256,888
Pension benefits	198,421	219,534
Other long-term liabilities	152,736	144,217
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	19,365	20,740
Retained earnings	2,406,943	2,394,372
Accumulated other comprehensive loss	(471,298)	(478,478)
	2,042,860	2,024,484
Less: common shares in treasury at cost (37,761,516 at 2018 and 36,908,553 at 2017)	(924,513)	(897,388)
Total parent stockholders’ equity	1,118,347	1,127,096
Noncontrolling shareholders' interests in consolidated subsidiaries	58,921	58,660
Total equity	1,177,268	1,185,756
Total liabilities and equity	$2,632,779	$2,707,925
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$24,692	$75,206
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	73,587	70,676
Stock-based compensation	2,627	2,575
Change in LIFO inventory reserve	2,411	(3,484)
Amortization of unrecognized postretirement benefits	18,396	20,939
Changes in operating assets and liabilities:
Accounts and notes receivable	(68,485)	(61,691)
Inventories	(74,104)	(94,490)
Other current assets	(12,572)	(15,541)
Accounts payable	(12,622)	(23,202)
Accrued liabilities	(13,970)	(21,011)
Other items	(18,599)	(33,223)
Net cash used in operating activities	(78,639)	(83,246)
Investing activities:
Additions to property, plant and equipment and capitalized software	(97,759)	(89,803)
Proceeds from the sale of assets	160	43
Net cash used in investing activities	(97,599)	(89,760)
Financing activities:
Net issuances of (payments on) short-term debt	10,718	(359)
Repayments of long-term debt	(1,013)	(600)
Payment of financing fees	(1,230)	—
Repurchase of common stock	(29,355)	(38,567)
Payments of employee taxes withheld from shared-based awards	(1,894)	(6,429)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(10,623)	(11,081)
Issuance of common shares related to stock-based compensation	270	4,122
Net cash used in financing activities	(33,127)	(52,914)
Effects of exchange rate changes on cash	1,344	6,008
Net change in cash, cash equivalents and restricted cash	(208,021)	(219,912)
Cash, cash equivalents and restricted cash at beginning of year	392,306	524,249
Cash, cash equivalents and restricted cash at end of period	$184,285	$304,337
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
There is a year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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
Truck and Bus Tire Tariffs
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the People's Republic of China ("PRC") into the United States were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The Company incurred expense of $22,042 over the final seven months of the year ended December 31, 2016 related to these additional duties. On February 22, 2017, the United States ("U.S.") International Trade Commission determined the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination were not to be collected and any amounts previously paid were refunded by U.S. Customs and Border Protection. Further, prospective imports of truck and bus tires from the PRC are not subject to these additional duties. In the first quarter of 2017, the Company reversed the previously expensed preliminary duties of $22,042 due to the decision by the U.S. International Trade Commission. This amount was recorded as a reduction of Cost of products sold in the Condensed Consolidated Statement of Income for the six month period ended June 30, 2017.

North American Distribution Center
On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covers the repair or replacement of the Company's assets that suffered loss or damage, and the Company is working closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the losses the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the second quarter of 2017, the Company recorded insurance recoveries of $5,500 for direct costs caused by the tornado, while incurring direct costs of $1,974 related to the disposal of damaged tires, freight to move product to other warehouses and professional fees to secure and maintain the site. For the six months ended June 30, 2017, the Company incurred direct expenses of $8,772 related to damages caused by the tornado, less proceeds of $5,500 recovered from insurance. For the full year 2017, the Company incurred direct expenses of $12,569, less proceeds of $7,000 recovered from insurance. In the second quarter of 2018, the Company recorded insurance recoveries of $2,987, while incurring direct costs of $325. For the six months ended June 30, 2018, the Company recorded insurance recoveries of $6,796, while incurring direct costs of $1,539. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2018 and 2017, respectively, and the year ended December 31, 2017. At this time, the full amount of insurance recoveries cannot be estimated, and accordingly, no additional amounts have been recorded as of June 30, 2018.
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
Pensions and Postretirement Benefits Other than Pensions
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires changes to the income statement presentation of net periodic benefit cost. The service cost component of net periodic benefit cost will continue to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. In addition, the new standard will allow only the service cost component to be eligible for capitalization, when applicable. The Company adopted the new standard as of January 1, 2018 and revised prior periods in accordance with the standard. See Note 9 for additional details.
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

	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$180,493	$302,386	$371,684	$504,423
Restricted cash included in Other current assets	1,702	614	19,200	18,499
Restricted cash included in Other assets	2,090	1,337	1,422	1,327
Total cash, cash equivalents and restricted cash	$184,285	$304,337	$392,306	$524,249
Restricted cash is comprised primarily of funds within a voluntary employees' beneficiary trust restricted to the future payment of employee benefit obligations and amounts on deposit to collateralize certain credit arrangements in the PRC.
Accounting Pronouncements – To Be Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. The Company plans to adopt the new standard on its effective date of January 1, 2019. The FASB issued multiple amendments to the standard which provided clarification, additional guidance, practical expedients and other improvements to ASU 2016-02. The Company expects the most significant impact of the standard will be the recognition of right of use assets and lease liabilities as part of its condensed consolidated balance sheets. The Company is currently evaluating the impact of the new standard, including optional practical expedients, and assessing its existing lease portfolio to determine the impact of adoption on its condensed consolidated financial statements and the related disclosures. The Company is also evaluating new controls and processes designed to meet the requirements of the topic.
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
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for an election to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and has not yet determined whether it will make the election to reclassify its stranded tax effects.

Note 2.	Revenue from Contracts with Customers
Accounting policy
On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective transition method applied to contracts which were not completed as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under the new revenue standard while prior period amounts are not adjusted and continue to be reported under previous revenue recognition guidance. The new revenue standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
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

See Note 16 - Business Segments for additional details.
Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three and six month periods ended June 30, 2018:

	Three Months Ended June 30, 2018
	Americas	International	Eliminations	Total
Light vehicle(1)	$527,284	$122,872	$(31,423)	$618,733
Truck and bus radial	43,573	26,527	(22,420)	47,680
Other(2)	13,555	18,440	—	31,995
Net sales	$584,412	$167,839	$(53,843)	$698,408

	Six Months Ended June 30, 2018
	Americas	International	Eliminations	Total
Light vehicle(1)	$960,668	$244,213	$(56,373)	$1,148,508
Truck and bus radial	85,034	53,116	(42,610)	95,540
Other(2)	24,102	31,754	—	55,856
Net sales	$1,069,804	$329,083	$(98,983)	$1,299,904

(1)	Light vehicle includes passenger car and light truck tires

(2)	Other includes motorcycle and racing tires, wheels, tire retread material, and other items

Contract balances
The following table provides information about contract liabilities from contracts with customers.

	June 30, 2018	December 31, 2017
Contract liabilities	$2,055	$1,111
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
Significant changes in the contract liabilities balance during the period are as follows:

Deferred revenue
Deferred revenue at beginning of year	$1,111
Increases due to cash received from customers	5,980
Decreases due to recognition of revenue	(5,036)
Deferred revenue at June 30, 2018	$2,055
Transaction price allocated to remaining performance obligations
For the three and six month periods ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
The Company applies the practical expedient in ASC 606 "Revenue from Contracts with Customers" and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Changes in accounting policies
The Company adopted ASC 606 with a date of initial application of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The guidance has been applied to all contracts at the date of initial application. There were no significant changes to the Company's accounting for revenue following the adoption of the new revenue standard.
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

	As Originally
Assets	Reported	Adjustments	As Adjusted
Cash	$8,091	$—	$8,091
Accounts receivable	2,844	—	2,844
Notes receivable	3,050	—	3,050
Inventories	7,983	485	8,468
Other current assets	981	—	981
Property, plant and equipment	46,712	829	47,541
Intangible assets	7,412	16	7,428
Other long-term assets	289	—	289
Goodwill	33,861	(611)	33,250

Liabilities
Accounts payable	(61,570)	(719)	(62,289)
Notes payable	(10,122)	—	(10,122)
Accrued liabilities	(2,866)	—	(2,866)
Long-term debt	(3,383)	—	(3,383)
Other long-term liabilities	(940)	—	(940)
	$32,342	$—	$32,342
Noncontrolling shareholder interest	(18,323)	—	(18,323)

Cooper Tire & Rubber Company consideration	$14,019	$—	$14,019
The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Note 6. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely Property, plant and equipment and the Noncontrolling shareholder interest. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the Noncontrolling shareholder interest was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors.

Note 4.	Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$15,008	$45,310	$23,292	$75,872
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,436	52,796	50,636	52,815
Effect of dilutive securities - stock options and other stock units	154	395	247	542
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,590	53,191	50,883	53,357
Earnings per share:
Basic	$0.30	$0.86	$0.46	$1.44
Diluted	$0.30	$0.85	$0.46	$1.42
All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both June 30, 2018 and 2017.

Note 5.	Inventories
Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $489,729 and $415,640 at June 30, 2018 and December 31, 2017, respectively. These FIFO values have been reduced by approximately $90,505 and $88,094 at June 30, 2018 and December 31, 2017, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 6.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso, Chinese yuan and Serbian dinar generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to four years. The notional amount of these foreign currency derivative instruments at June 30, 2018 and December 31, 2017 was $174,924 and $134,530, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $180 and $(2,640) as of June 30, 2018 and December 31, 2017, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	June 30, 2018	December 31, 2017
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$(1,717)	$(2,808)
Gross amounts offset	1,897	168
Net amounts	$180	$(2,640)
Not designated as hedging instruments:
Gross amounts recognized	(556)	(684)
Gross amounts offset	291	97
Net amounts	$(265)	$(587)
Net amounts presented:
Other current assets (accrued liabilities)	$1,472	$(1,893)
Other long-term liabilities	$(1,557)	$(1,334)

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2018	2017	2018	2017
Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$2,062	$(2,335)	$2,708	$(2,724)
Amount of Gain Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	1,592	343	98	353

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss)
		Recognized in Income on Derivatives
		Three Months Ended		Six months ended
		June 30,		June 30,
Derivatives not Designated as Hedging Instruments		2018	2017	2018	2017
Foreign exchange contracts	Other non-operating expense	$2,324	$(759)	$43	$(1,405)
For foreign exchange hedges of forecasted sales and purchases designated as effective, the Company reclassifies the gain (loss) from Other comprehensive income into Net sales and the ineffective portion is recorded directly into Other non-operating expense.
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(85)	$—	$(85)	$—
Stock-based Liabilities	$(12,077)	$(12,077)	$—	$—

	December 31, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(3,227)	$—	$(3,227)	$—
Stock-based Liabilities	$(16,713)	$(16,713)	$—	$—
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash included in Other current assets, Restricted cash included in Other assets, Notes payable and Current portion of long-term debt at June 30, 2018 and December 31, 2017 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. Each of these classes of assets and liabilities is classified as Level 1 within the fair value hierarchy.
The fair market value of Long-term debt is $318,418 and $329,329 at June 30, 2018 and December 31, 2017, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $295,017 and $295,987 as reported on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

Note 7.	Income Taxes
For the three month period ended June 30, 2018, the Company recorded a provision for income taxes of $2,267 (effective tax rate of 12.6 percent) compared to $22,298 (effective tax rate of 32.7 percent) for the same period in 2017. For the six month period ended June 30, 2018, the Company recorded a provision for income taxes of $5,718 (effective tax rate of 18.8 percent) compared to $35,325 (effective tax rate of 32.0 percent) for the same period in 2017. The 2018 and 2017 three and six month period provisions for income taxes are calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The effective tax rate for the three month period ended June 30, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax benefits of $1,059 recorded during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The effective tax rate for the six month period ended June 30, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax benefits of $292 recorded during the period, partially offset by increases in unrecognized tax benefits recorded in the period, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded.
At December 31, 2017, as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 and in conjunction with guidance set forth under SAB 118, the Company recorded provisional amounts both for the impact of remeasurement on its U.S. deferred tax assets to the new U.S. statutory rate of 21% and for the mandatory Transition Tax on unrepatriated foreign earnings. At June 30, 2018, the Company has not yet completed its accounting for the tax effect of these elements of the Tax Act and as such, adjustments to these provisional amounts have not been made.

The Tax Act also subjects a U.S. parent shareholder to current tax on its global intangible low-taxed income (“GILTI”). At December 31, 2017, a provisional estimate under SAB 118 could not be made and the Company had not yet elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as a period cost when incurred. Due to the complexity of the GILTI provisions, the Company continues to evaluate the impact of

GILTI and has not yet determined its accounting policy; however, at June 30, 2018, a reasonable estimate of GILTI related to current year operations has been made and included in the annual effective tax rate as a period cost. The Company did not record additional GILTI related to basis differences.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at June 30, 2018, as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1,413. In addition, the Company has recorded valuation allowances of $28,153 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $29,566. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits for permanent and temporary differences. At June 30, 2018, the Company’s liability, exclusive of penalty and interest, totals approximately $2,787. The Company accrued an immaterial amount of interest expense related to these unrecognized tax benefits during the quarter and six month periods ended June 30, 2018. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
The Company and its subsidiaries are subject to income tax examinations in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has effectively settled U.S. federal tax examinations for years before 2014 and state and local examinations for years before 2013, with limited exceptions. Non-U.S. subsidiaries of the Company are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2007. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.
Note 8 – Debt
On February 15, 2018, the Company amended its revolving credit facility with a consortium of banks that provides up to $400,000 based on available collateral, including a $110,000 letter of credit subfacility, and expires in February 2023. The Company may elect to increase the commitments under the revolving credit facility or incur one or more tranches of term loans in an aggregate amount of up to $100,000, subject to the satisfaction of certain conditions. The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Agreement (the “Foreign Subsidiary Borrowers”), subject to the satisfaction of certain conditions.
On February 15, 2018, the Company amended its accounts receivable securitization facility that provides up to $150,000 based on available collateral and expires in February 2021. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The accounts receivable securitization facility has no significant financial covenants until available credit is less than specified amounts.
The Company had borrowings of $30,500 under the accounts receivable securitization facility at June 30, 2018. There were no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2017. Amounts used to secure letters of credit totaled $17,000 and $17,600 at June 30, 2018 and December 31, 2017, respectively. The Company’s additional borrowing capacity, net of borrowings, amounts used to back letters of credit and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2018, was $483,800.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $67,100 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $50,200 at June 30, 2018.

The following table summarizes the long-term debt of the Company at June 30, 2018 and December 31, 2017. Except for the capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	June 30, 2018	December 31, 2017
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	6,659	7,684
	297,117	298,142
Less: unamortized debt issuance costs	702	742
	296,415	297,400
Less: current maturities	1,398	1,413
	$295,017	$295,987
At June 30, 2018 and December 31, 2017, the Company had short-term notes payable of $16,878 and $39,450, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at June 30, 2018 and December 31, 2017 was 4.65 percent and 4.46 percent, respectively.

Note 9.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three and six months ended June 30, 2018 and 2017 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2,580	$2,465	$5,160	$4,930
Interest cost	9,210	9,813	18,419	19,626
Expected return on plan assets	(13,498)	(13,514)	(26,997)	(27,029)
Amortization of actuarial loss	8,235	9,280	16,471	18,561
Net periodic benefit cost	$6,527	$8,044	$13,053	$16,088

	Pension Benefits - International
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	2,840	2,860	5,746	5,630
Expected return on plan assets	(3,073)	(2,795)	(6,216)	(5,502)
Amortization of actuarial loss	1,085	1,351	2,195	2,661
Net periodic benefit cost	$852	$1,416	$1,725	$2,789

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$487	$501	$974	$1,002
Interest cost	2,313	2,516	4,625	5,031
Amortization of prior service credit	(135)	(142)	(270)	(283)
Net periodic benefit cost	$2,665	$2,875	$5,329	$5,750

As discussed in Note 1, the Company retrospectively applied the adoption of ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” in the first quarter of 2018. The effect of the retrospective presentation change related to the net periodic cost of the Company's defined benefit plans and other postretirement benefits on the Company's Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017 is shown in the following tables:

Three Months Ended June 30, 2017

		Effect of change
	As Adjusted	Americas	International	Corporate	Previously Reported
Cost of products sold	$581,202	$7,295	$1,416	$—	$589,913
Selling, general and administrative expense	55,350	296	—	362	56,008
Other pension and postretirement benefit expense	(9,369)	(7,591)	(1,416)	(362)	—

Six Months Ended June 30, 2017

		Effect of change
	As Adjusted	Americas	International	Corporate	Previously Reported
Cost of products sold	$1,105,642	$14,591	$2,788	$—	$1,123,021
Selling, general and administrative expense	115,941	592	—	722	117,255
Other pension and postretirement benefit expense	(18,693)	(15,183)	(2,788)	(722)	—

Note 10.	Product Warranty Liabilities
The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2018	2017
Reserve at beginning of year	$12,093	$10,634
Additions	7,398	4,483
Payments	(6,963)	(4,403)
Reserve at June 30	$12,528	$10,714

Note 11.    Stockholders’ Equity
The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2017	$1,127,096	$58,660	$1,185,756
Net income	23,292	1,400	24,692
Other comprehensive income	7,180	(1,139)	6,041
Share repurchase program	(29,355)	—	(29,355)
Stock compensation plans	757	—	757
Cash dividends - $0.210 per share	(10,623)	—	(10,623)
Dividend paid to noncontrolling shareholder	—	—	—
Balance at June 30, 2018	$1,118,347	$58,921	$1,177,268

Note 12.	Share Repurchase Programs
Share repurchase programs require the approval of the Company's Board of Directors. The following table summarizes the Company’s Board authorized share repurchase programs and related information for the six months ended June 30, 2018 and for the full year 2017:

Program(1)	Date Authorized by Board of Directors	Expiration Date	Amount Authorized (excluding commissions)	Amount Spent as of June 30, 2018 (excluding commissions)	Status
2017 Repurchase Program	February 16, 2017	December 31, 2019	$300,000	$106,050	Active
2016 Repurchase Program	February 19, 2016	December 31, 2017	200,000	104,366	Superseded(2)

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

(2)	The approximately $95,634 remaining authorization under the 2016 Repurchase Program as of February 16, 2017 was included in the $300,000 maximum amount authorized by the 2017 Repurchase Program.
The following table summarizes the Company’s open market and 10b5-1 plan share repurchase activity and related information during the six months ended June 30, 2018 and for the full year 2017:

	Number of Shares	Average Repurchase Price Per Share	Amount (including commissions)
2018 share repurchase activity:
2017 Repurchase Program	986,935	$29.74	$29,355
2017 share repurchase activity:
2017 Repurchase Program	2,136,237	$35.95	$76,788
2016 Repurchase Program	383,690	$36.70	14,080
Total 2017 share repurchases	2,519,927	$36.06	$90,868
Since the share repurchases began in August 2014 through June 30, 2018, the Company has repurchased 15,737,691 shares of the Company’s common stock at an average cost of $34.12 per share.

Note 13.	Changes in Accumulated Other Comprehensive Loss by Component
The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three month periods ended June 30, 2018 and 2017, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, March 31, 2018	$(19,015)	$1,901	$(434,788)	$(451,902)
Other comprehensive income (loss) before reclassifications	(30,768)	2,062	—	(28,706)
Foreign currency translation effect	—	—	4,082	4,082
Income tax effect	—	(285)	—	(285)
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	(1,592)	—	(1,592)
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,320	9,320
Income tax effect	—	126	(2,206)	(2,080)
Other comprehensive income (loss)	(30,768)	311	11,061	(19,396)
Ending balance, June 30, 2018	$(49,783)	$2,212	$(423,727)	$(471,298)

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, March 31, 2017	$(62,898)	$1,721	$(465,837)	$(527,014)
Other comprehensive income (loss) before reclassifications	12,876	(2,335)	—	10,541
Foreign currency translation effect	—	—	(3,702)	(3,702)
Income tax effect	—	759	—	759
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	(343)	—	(343)
Amortization of prior service credit	—	—	(142)	(142)
Amortization of actuarial losses	—	—	10,631	10,631
Income tax effect	—	199	(3,725)	(3,526)
Other comprehensive income (loss)	12,876	(1,720)	3,062	14,218
Ending balance, June 30, 2017	$(50,022)	$1	$(462,775)	$(512,796)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2017	(39,940)	349	(438,887)	(478,478)
Other comprehensive income (loss) before reclassifications	(9,843)	2,708	—	(7,135)
Foreign currency translation effect	—	—	1,180	1,180
Income tax effect	—	(701)	—	(701)
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	(98)	—	(98)
Amortization of prior service credit	—	—	(270)	(270)
Amortization of actuarial losses	—	—	18,666	18,666
Pension settlement charge	—	—	—	—
Income tax effect	—	(46)	(4,416)	(4,462)
Other comprehensive income (loss)	(9,843)	1,863	15,160	7,180
Ending balance, June 30, 2018	(49,783)	2,212	(423,727)	(471,298)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)
Other comprehensive income (loss) before reclassifications	25,393	(2,724)	—	22,669
Foreign currency translation effect	—	—	(4,567)	(4,567)
Income tax effect	—	908	—	908
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	(353)	—	(353)
Amortization of prior service credit	—	—	(283)	(283)
Amortization of actuarial losses	—	—	21,222	21,222
Pension settlement charge	—	—	—	—
Income tax effect	—	203	(7,444)	(7,241)
Other comprehensive income (loss)	25,393	(1,966)	8,928	32,355
Ending balance, June 30, 2017	(50,022)	1	(462,775)	(512,796)

Note 14.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders' Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to noncontrolling shareholders' interests	$701	$514	$1,400	$(666)
Other comprehensive income (loss):
Currency translation adjustments	(5,083)	1,308	(1,139)	4,179
Comprehensive income (loss) attributable to noncontrolling shareholders' interests	$(4,382)	$1,822	$261	$3,513

Note 15.	Contingent Liabilities
Product Liability Claims
The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involves different types of tires and circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits, the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis.
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, SUV, TBR and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires made up of thousands of different specifications are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control, such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard and excessive speed.
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
Pursuant to ASU 450 "Contingencies," the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable and, accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. The Company periodically reviews such estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s quarterly reviews, coupled with normal activity, including the addition of another two quarters of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual from $129,892 at December 31, 2017 to $137,794 at June 30, 2018.
The addition of another six months of self-insured incidents accounted for an increase of $22,025 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $2,303 for the six month period ended June 30, 2018. The Company paid $11,820 through the first six months of 2018 to resolve cases and claims..
The Company’s product liability reserve balance at June 30, 2018 totaled $137,794 (the current portion of $44,978 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2017 totaled $129,892 (current portion of $44,700).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
For the three month periods ended June 30, 2018 and 2017, product liability expense totaled $12,155 and $16,179, respectively. For the six month periods ended June 30, 2018 and 2017, product liability expense totaled $27,223 and $32,447, respectively. Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income.
Note 16.    Business Segments
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
Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the United Kingdom ("U.K.") and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018. The TBR tire agreement has been extended and now expires in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun as an additional source of TBR tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
The following table details information on the Company’s operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales
Americas Tire
External customers	$573,807	$605,234	$1,052,634	$1,127,603
Intercompany	10,605	10,122	17,170	19,112
	584,412	615,356	1,069,804	1,146,715
International Tire
External customers	124,601	115,519	247,270	236,175
Intercompany	43,238	35,851	81,813	57,160
	167,839	151,370	329,083	293,335
Eliminations	(53,843)	(45,973)	(98,983)	(76,272)
Consolidated net sales	$698,408	$720,753	$1,299,904	$1,363,778
Operating profit (loss):
Americas Tire	$40,480	$90,884	$71,715	$161,669
International Tire	5,652	2,690	13,086	5,715
Unallocated corporate charges	(13,705)	(9,199)	(25,670)	(24,663)
Eliminations	336	(174)	87	(526)
Operating profit	32,763	84,201	59,218	142,195
Interest expense	(8,417)	(8,210)	(16,108)	(16,037)
Interest income	1,988	1,755	4,303	3,557
Other pension and postretirement benefit expense	(6,967)	(9,369)	(13,953)	(18,693)
Other non-operating expense	(1,391)	(255)	(3,050)	(491)
Income before income taxes	$17,976	$68,122	$30,410	$110,531

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	% Change	2017	2018	% Change	2017
Net sales
Americas Tire
External customers	$573,807	(5.2)	$605,234	$1,052,634	(6.6)	$1,127,603
Intercompany	10,605	4.8	10,122	17,170	(10.2)	19,112
	584,412	(5.0)	615,356	1,069,804	(6.7)	1,146,715
International Tire
External customers	124,601	7.9	115,519	247,270	4.7	236,175
Intercompany	43,238	20.6	35,851	81,813	43.1	57,160
	167,839	10.9	151,370	329,083	12.2	293,335
Eliminations	(53,843)	(17.1)	(45,973)	(98,983)	(29.8)	(76,272)
Consolidated net sales	$698,408	(3.1)	$720,753	$1,299,904	(4.7)	$1,363,778
Operating profit (loss):
Americas Tire	$40,480	(55.5)	$90,884	$71,715	(55.6)	$161,669
International Tire	5,652	110.1	2,690	13,086	129.0	5,715
Unallocated corporate charges	(13,705)	(49.0)	(9,199)	(25,670)	(4.1)	(24,663)
Eliminations	336	n/m	(174)	87	n/m	(526)
Operating profit	32,763	(61.1)	84,201	59,218	(58.4)	142,195
Interest expense	(8,417)	2.5	(8,210)	(16,108)	(0.4)	(16,037)
Interest income	1,988	13.3	1,755	4,303	21.0	3,557
Other pension and postretirement benefit expense	(6,967)	(25.6)	(9,369)	(13,953)	(25.4)	(18,693)
Other non-operating expense	(1,391)	445.5	(255)	(3,050)	521.2	(491)
Income before income taxes	17,976	(73.6)	68,122	30,410	(72.5)	110,531
Provision for income taxes	2,267	(89.8)	22,298	5,718	(83.8)	35,325
Net income	15,709	(65.7)	45,824	24,692	(67.2)	75,206
Net income (loss) attributable to noncontrolling shareholders' interests	701	36.4	514	1,400	n/m	(666)
Net income attributable to Cooper Tire & Rubber Company	$15,008	(66.9)	$45,310	$23,292	(69.3)	$75,872

Earnings per share:
Basic	$0.30	(65.1)	$0.86	$0.46	(68.1)	$1.44
Diluted	$0.30	(64.7)	$0.85	$0.46	(67.6)	$1.42
n/m – not meaningful
Consolidated net sales for the second quarter of 2018 were $698 million compared with $721 million in the comparable period one year ago. In the second quarter of 2018, the Company experienced lower unit volume ($16 million) and unfavorable price and mix ($13 million), partially offset by favorable foreign currency impact ($6 million).

The Company recorded operating profit in the second quarter of 2018 of $33 million, a decrease of $51 million compared with the second quarter of 2017. Operating profit included unfavorable price and mix, net of lower raw material costs ($20 million), and higher manufacturing costs ($21 million). The higher manufacturing costs reflect decisions to align production to demand to control inventory levels. In addition, operating profit decreased due to lower unit volume ($4 million) and increased selling, general and administrative costs ($6 million).
Consolidated net sales for the first six months of 2018 were $1,300 million, a decrease of $64 million from the comparable period one year ago. In the first half of 2018, the Company experienced lower unit volume ($54 million) and unfavorable price and mix ($34 million), partially offset by favorable foreign currency impact ($24 million).
The Company recorded operating profit in the first half of 2018 of $59 million, a decrease of $83 million compared with the first half of 2017. Operating profit included unfavorable price and mix, net of lower raw material costs ($14 million), lower unit volume ($16 million) and higher manufacturing costs ($33 million). The higher manufacturing costs reflect the alignment of production to demand in order to control inventory levels.
The first quarter of 2017 included the reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The preliminary truck and bus tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties. This was partially offset by $9 million related to the timing of costs resulting from tornado damage at a North American distribution center in the first quarter of 2017. The first half of 2017 included $3 million of direct expenses related to the tornado damage, net of recoveries, while the first half of 2018 includes insurance recoveries net of direct expenses of $5 million. Other operating costs increased from the first six months of 2017 ($7 million), including costs related to workforce actions in the U.S. and Latin America, as well as start-up costs related to two new U.S. distribution warehouses which will be operational in 2018.
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
Product liability expenses, which are included in the Cost of products sold in the Condensed Consolidated Statements of Income, totaled $12 million in the second quarter of 2018, compared to $16 million from the comparable period one year ago. Product liability expenses totaled $27 million in the first six months of 2018, compared to $32 million in the first six months of 2017. The expense is a result of the Company’s quarterly review of its reserves, coupled with normal activity, such as the addition of self-insured incidents and settlements and changes in the amount of reserves. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.
Selling, general and administrative expenses were $61 million in the second quarter of 2018 (8.8 percent of net sales) and $55 million in the second quarter of 2017 (7.7 percent of net sales). The increase in selling, general, and administrative expenses was driven by an increase in professional fees and mark to market costs of stock-based liabilities, both within unallocated corporate charges. Selling, general and administrative expenses were $119 million in the first half of 2018 (9.2 percent of net sales) compared to $116 million in the first half of 2017 (8.5 percent of net sales). Selling, general, and administrative expenses in the first half of 2018 included decreased mark to market costs of stock-based liabilities and reduced incentive compensation, offset by an increase in professional fees and costs related to workforce actions in the U.S. and Latin America, all included primarily within unallocated corporate charges. 2017 unallocated corporate charges also included the write-off of assets related to the Company's global ERP system implementation, which did not recur in 2018.
Interest expense and interest income for the three and six month periods ended June 30, 2018 and 2017, respectively, were comparable.
As a result of the adoption of ASU 2017-07, the income statement presentation of net periodic benefit cost was changed in the first quarter of 2018. The service cost component of net periodic benefit cost continues to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are presented in the income statement separately from the service cost component as Other pension and postretirement benefit expense, outside of operating profit. Application of the standard has been applied retrospectively for all periods presented. Other pension and postretirement benefit expense decreased to $7 million in the second quarter of 2018 from $9 million in the second quarter of 2017. For the six months ended June 30, 2018, other pension and postretirement benefit expense decreased to $14 million from $19 million in the comparable period of 2017. The decrease in both periods is primarily the result of decreased amortization of actuarial loss in 2018 as a result of improved funding levels at the last actuarial valuation date of December 31, 2017.
Other income decreased $1 million in the second quarter of 2018 and $3 million in the first half of 2018 due primarily to the impact of foreign currency forward contracts.
For the three month period ended June 30, 2018, the Company recorded income tax expense of $2 million (effective rate of 12.6 percent) compared to $22 million (effective rate of 32.7 percent) for the same period in 2017. For the six month period ended June 30, 2018, the Company recorded a provision for income taxes of $6 million (effective tax rate of 18.8 percent) compared to $35 million (effective tax rate of 32.0 percent) for the same period in 2017. The effective tax rate for the three month period ended June 30, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax benefits of $1 million recorded during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The effective tax rate for the six month period ended June 30, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax benefits of $300 thousand recorded during the quarter, partially offset by increases in unrecognized tax benefits recorded in the prior quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The lower statutory rate in 2018 reflects the impact of the 2017 comprehensive U.S. tax legislation.
The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1 million. In addition, the Company has recorded valuation allowances of $28 million relating to non-U.S. net operating losses. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.
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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Change	2017	2018	Change	2017
Net sales	$584,412	(5.0)%	$615,356	$1,069,804	(6.7)%	$1,146,715
Operating profit	$40,480	(55.5)%	$90,884	$71,715	(55.6)%	$161,669
Operating margin	6.9%	(7.9) points	14.8%	6.7%	(7.4) points	14.1%
Total unit sales change		(3.7)%			(4.6)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		(3.3)%			(4.7)%
USTMA members		(0.6)%			(2.9)%
Total Industry		4.2%			1.1%

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
Sales
Net sales of the Americas Tire Operations segment for the second quarter of 2018 decreased $31 million, or 5.0 percent, from the second quarter of 2017. The decrease in sales was a result of lower unit volume ($23 million), unfavorable pricing and mix ($6 million) and unfavorable foreign currency impact ($2 million). Unit shipments for the segment decreased 3.7 percent compared with the second quarter of 2017. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 3.3 percent in the second quarter of 2018 compared with the second quarter of 2017. This decrease compares with a 0.6 percent decrease in total light vehicle tire shipments experienced by the members of the U.S. Tire Manufacturing Association (“USTMA”), and a 4.2 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-USTMA members).
Net sales of the Americas Tire Operations segment for the first six months of 2018 decreased $77 million, or 6.7 percent, from the first six months of 2017. The decrease in sales was a result of lower unit volume ($53 million), unfavorable pricing and mix ($26 million), partially offset by favorable foreign currency impact ($2 million). Unit shipments for the segment decreased 4.6 percent compared with the first half of 2017. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 4.7 percent in the first half of 2018 compared with the first half of 2017. This decrease compares with a 2.9 percent decrease in total light vehicle tire shipments experienced by the members of the USTMA, and a 1.1 percent increase in total light vehicle tire shipments experienced for the total industry.
Operating Profit
Operating profit for the segment decreased $51 million to $40 million in the second quarter of 2018. The segment experienced unfavorable price and mix ($25 million), as well as higher raw material costs ($2 million) in the second quarter of 2018. Manufacturing costs were unfavorable ($17 million), which reflect the alignment of production to demand in order to control inventory levels. Additionally, the segment experienced lower unit volume ($4 million) and increased other costs ($3 million) in the second quarter of 2018.
Operating profit for the segment decreased $90 million to $72 million in the first six months of 2018. The segment experienced unfavorable price and mix, net of raw material costs, ($27 million) and lower unit volumes ($14 million) compared to the first six months of 2017. The segment also experienced increased manufacturing costs ($29 million) as a result of decisions to lower production volume and control inventory levels due to the decline in unit shipments in the first six months of 2018. In the first quarter of 2017, the Company had a reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. This was partially offset by $9 million of favorability related to the timing of costs resulting from tornado damage at a North American distribution center in the first quarter of 2017. The first half of 2017 included $3 million of direct expenses related to the tornado damage, net of recoveries, while the first half of 2018 includes insurance recoveries net of direct expenses of $5 million. Other costs increased ($7 million) in the first half of 2018, including costs related to workforce actions in Latin America, as well as start-up costs related to two new U.S. distribution warehouses which will be operational in 2018.
The segment’s internally calculated raw material index of 163.8 during the quarter was an increase of 0.2 percent from the second quarter of 2017. The raw material index increased 4.6 percent from the quarter ended March 31, 2018.

International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Change	2017	2018	Change	2017
Net sales	$167,839	10.9%	$151,370	$329,083	12.2%	$293,335
Operating profit	$5,652	110.1%	$2,690	$13,086	129.0%	$5,715
Operating margin	3.4%	1.6 points	1.8%	4.0%	2.1 points	1.9%
Total unit sales change		0.7%			2.4%
Overview
The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018. The TBR tire agreement has been extended and now expires in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun as an additional source of TBR tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
Sales
Net sales of the International Tire Operations segment increased from $151 million in the second quarter of 2017 to $168 million in the second quarter of 2018, an increase of 10.9 percent. The segment experienced favorable price and mix ($5 million) and increased unit volume ($1 million), coupled with favorable foreign currency impact ($11 million). Net segment unit exports to the U.S. decreased 8.6 percent compared with the second quarter of 2017.
Net sales of the International Tire Operations segment for the first six months of 2018 increased $36 million, or 12.2 percent, from the first six months of 2017. The segment experienced favorable price and mix ($17 million) and foreign currency impact ($26 million), partially offset by decreased unit volume ($7 million) compared with the first six months of 2017. Net segment exports to the U.S. decreased 1.8 percent compared with the first six months of 2017.
Operating Profit
Operating profit for the segment increased $3 million from the second quarter of 2017 to an operating profit of $6 million in the second quarter of 2018. The segment experienced favorable raw materials, net of price and mix ($6 million), partially offset by increased manufacturing costs ($4 million). Other costs ($1 million) decreased compared to the second quarter of 2017.
Operating profit for the segment increased $7 million from the first six months of 2017 to an operating profit of $13 million in the first six months of 2018. The segment experienced lower raw material costs ($9 million) and favorable price and mix ($3 million), partially offset by increased manufacturing costs ($4 million) and decreased volume ($1 million) in the first half of 2018.
Outlook for Company
The Company anticipates unit volume will be flat for the full year 2018 versus 2017. The Company expects a modest sequential improvement in operating profit margin in the second half of 2018 as compared to the first half of 2018.
The Company expects its full year 2018 effective tax rate will be in a range between 23 and 26 percent.
The Company expects capital expenditures for 2018 will be in a range of $200 million to $220 million.

Liquidity and Capital Resources

Uses of cash in operating activities - Net cash consumed by operating activities was $79 million in the first six months of 2018 compared to net cash consumed of $83 million in the first six months of 2017. In the first six months of 2018, net income provided $25 million and other non-cash charges contributed $97 million, which were more than offset by changes in working capital accounts, which consumed $201 million. In the first six months of 2017, net income provided $75 million and other non-cash charges contributed $91 million, which were more than offset by changes in working capital accounts, which consumed $249 million. The decrease in cash consumed in operating activities in 2018 as compared to 2017 is primarily the result of management of inventory levels and movement in long-term liabilities in the first six months of 2018, partially offset by lower net income in 2018.
Uses of cash in investing activities - Net cash used in investing activities during the first six months of 2018 and 2017 reflect capital expenditures of $98 million and $90 million, respectively.
Uses of cash in financing activities - The Company repurchased $29 million and $39 million of its common stock in the first six months of 2018 and 2017, respectively. During the first six months of 2018, the Company borrowed $11 million more on short-term debt compared with the first six months of 2017 in order to meet working capital requirements. In 2018, the Company borrowed $30.5 million from the domestic accounts receivable securitization facility, which was partially offset by the repayment of short-term notes payable in Asia. Dividends paid on the Company’s common shares were comparable over the first six months of both 2018 and 2017. During the first six months of 2018, stock options were exercised to acquire 13,111 shares of common stock with a cash impact of $0.3 million. During the first six months of 2017, stock options were exercised to acquire 204,384 shares of common stock with a cash impact of $4 million.
Available cash, credit facilities and contractual commitments - At June 30, 2018, the Company had cash and cash equivalents of $180 million.
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
At June 30, 2018, the Company had $30.5 million outstanding on the accounts receivable securitization facility. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at June 30, 2018, was $484 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $67 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $50 million at June 30, 2018.
The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at June 30, 2018 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
The following table summarizes long-term debt at June 30, 2018:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	6,659
297,117
Less: unamortized debt issuance costs	702
296,415
Less: current maturities	1,398
$295,017
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

•
changes to tariffs or trade agreements, or the imposition of new tariffs or trade restrictions, imposed on tires or materials or manufacturing equipment which the Company uses, including changes related to tariffs on automotive imports, as well as on tires, raw materials and tire-manufacturing equipment imported into the U.S. from China;

•	changes in economic and business conditions in the world, including changes related to the United Kingdom’s decision to withdraw from the European Union;

•	the impact of the recently enacted tax reform legislation;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

•
changes in the Company’s customer or supplier relationships or distribution channels, including loss of particular business for competitive, credit, liquidity, bankruptcy, restructuring or other reasons;

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

There have been no material changes in market risk at June 30, 2018 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2018 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2018. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
In addition, the bankruptcy, restructuring, consolidation or other cooperation of one or more of the Company’s major customers or suppliers, as well as the strategic actions of competitors, could result in the write-off of accounts receivable, a reduction in purchases of the Company’s products or a supply disruption to its facilities, which could harm the Company’s results of operations, financial condition and liquidity.
The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires, raw materials or equipment used in tire manufacturing.
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
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of truck and bus tires from

China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on truck and bus tires from China imported into the U.S. and that case is still pending.
In addition, depending on the outcome of the Section 232 National Security Investigation of Automobiles, Including Cars, SUVs, Vans and Light Trucks, and Automotive Parts (“Automobile 232 Investigation”), passenger car and light truck tires imported into the U.S. may be subject to an additional duty. Also, depending on the outcome of the July 2018 Proposed Determination of Action Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation (“July 301 Investigation”), passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. may be subject to additional duties. Such duties, if implemented, would be in addition to existing duties, including the Section 232 steel investigation and prior Section 301 investigation, and any additional duty from the Automobile 232 Investigation. Retaliatory duties on U.S. products have been threatened if these investigations impose any additional duties.
The imposition of additional duties or other trade restrictions in the U.S. or elsewhere on raw materials or tire-manufacturing equipment used by the Company or on certain tires imported from the PRC or other countries will result in higher costs and potentially lower margins, or in the case of finished goods, in those tires being diverted to other regions of the world, such as Europe, Latin America or elsewhere in Asia, which could materially harm the Company’s results of operations, financial condition and liquidity.
The Company’s industry is highly competitive, and the Company may not be able to compete effectively with lower-cost producers and larger competitors.
The tire industry is a highly competitive, global industry. Some of the Company’s competitors are larger companies with greater financial resources. Intense competitive activity in the replacement tire industry, including consolidation or other cooperation by and among the Company's competitors, has caused, and will continue to cause, pressures on the Company’s business, as well as pressure on certain of the Company's customers, suppliers or distribution network. As the Company increases its presence in the original equipment market, the demand for products by the OEM's will be impacted by automotive vehicle production. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures with improved operating efficiencies, its sales, margins, operating results and market share would decline and the impact could become material on the Company’s earnings.
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
Technologies or processes may also be developed by competitors that better distribute tires to consumers, which could affect the Company’s customers and implementation of its strategic plan.
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
The Company has and could in the future incur restructuring charges and other costs as it continues to execute actions in an effort to improve future profitability and competitiveness and may not achieve the anticipated savings and benefits from these actions.

The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and deemed repatriation of foreign earnings. We expect this legislation to have significant effects on us, some of which may be adverse. For example, the reduction in the corporate tax rate has resulted in a reduction in the value of our existing deferred tax assets, and consequently was a charge to our earnings in 2017. The magnitude of the net impact of the U.S. tax reform legislation remains uncertain at this time and is subject to any other regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service.
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

The following table sets forth a summary of the Company’s purchases during the quarter ended June 30, 2018 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	52,349	$29.35	52,349	$206,190
May 1, 2018 through May 31, 2018	159,909	$25.50	159,909	$202,117
June 1, 2018 through June 30, 2018	305,096	$26.80	305,096	$193,950
Total	517,354	$26.66	517,354

(1)
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the Company's existing share repurchase program (as amended, the "2017 Repurchase Program"). The 2017 Repurchase Program allows the Company to repurchase up to $300,000, excluding commissions, of the Company’s common stock through December 31, 2019. The approximately $95,634 remaining authorization under the Company's existing share repurchase program as of February 16, 2017 was included in the $300,000 maximum amount authorized by the 2017 Repurchase Program. No other changes were made. The 2017 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Under the 2017 Repurchase Program, shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

August 6, 2018
(Date)