Form 10-Q
period 2018-09-30
COOPER TIRE & RUBBER CO
filed 2018-10-29
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Number of shares of common stock of registrant outstanding as of October 26, 2018: 50,071,371

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$737,671	$733,843	$2,037,575	$2,097,621
Cost of products sold	597,724	560,371	1,718,920	1,666,013
Gross profit	139,947	173,472	318,655	431,608
Selling, general and administrative expense	58,746	62,692	178,236	178,632
Operating profit	81,201	110,780	140,419	252,976
Interest expense	(7,930)	(7,591)	(24,038)	(23,629)
Interest income	2,399	1,776	6,702	5,333
Other pension and postretirement benefit expense	(6,932)	(9,403)	(20,885)	(28,097)
Other non-operating income (expense)	2,922	(978)	(129)	(1,468)
Income before income taxes	71,660	94,584	102,069	205,115
Provision for income taxes	16,227	31,924	21,944	67,250
Net income	55,433	62,660	80,125	137,865
Net income attributable to noncontrolling shareholders' interests	1,720	973	3,120	307
Net income attributable to Cooper Tire & Rubber Company	$53,713	$61,687	$77,005	$137,558

Earnings per share:
Basic	$1.07	$1.19	$1.53	$2.62
Diluted	$1.07	$1.18	$1.52	$2.59

Cash dividends declared per share	$0.105	$0.105	$0.315	$0.315
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$55,433	$62,660	$80,125	$137,865
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,500)	8,675	(16,481)	38,247
Financial instruments:
Change in the fair value of derivatives	(1,747)	(290)	863	(3,367)
Income tax benefit (provision) on derivative instruments	429	95	(318)	1,206
Financial instruments, net of tax	(1,318)	(195)	545	(2,161)
Postretirement benefit plans:
Amortization of actuarial loss	9,275	10,665	27,941	31,887
Amortization of prior service credit	(135)	(141)	(406)	(424)
Income tax provision on postretirement benefit plans	(2,021)	(3,731)	(6,062)	(11,175)
Foreign currency translation effect	559	(2,437)	1,365	(7,004)
Postretirement benefit plans, net of tax	7,678	4,356	22,838	13,284
Other comprehensive income	860	12,836	6,902	49,370
Comprehensive income	56,293	75,496	87,027	187,235
Less: comprehensive income attributable to noncontrolling shareholders' interests	2,043	1,467	2,305	4,980
Comprehensive income attributable to Cooper Tire & Rubber Company	$54,250	$74,029	$84,722	$182,255
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per-share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$208,616	$371,684
Notes receivable	7,819	13,753
Accounts receivable, less allowances of $6,013 at 2018 and $7,570 at 2017	616,200	528,250
Inventories:
Finished goods	385,324	365,672
Work in process	33,425	31,000
Raw materials and supplies	112,613	115,085
	531,362	511,757
Other current assets	53,897	63,063
Total current assets	1,417,894	1,488,507
Property, plant and equipment:
Land and land improvements	54,069	52,683
Buildings	309,076	311,199
Machinery and equipment	1,941,867	1,890,210
Molds, cores and rings	237,044	220,528
	2,542,056	2,474,620
Less: accumulated depreciation	1,577,652	1,507,873
Property, plant and equipment, net	964,404	966,747
Goodwill	52,725	54,613
Intangibles, net of accumulated amortization of $108,173 at 2018 and $93,353 at 2017	122,875	133,256
Deferred income tax assets	47,043	58,665
Other assets	7,946	6,137
Total assets	$2,612,887	$2,707,925

LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$14,831	$39,450
Accounts payable	252,551	277,060
Accrued liabilities	269,862	280,666
Income taxes payable	17,407	6,954
Current portion of long-term debt	1,376	1,413
Total current liabilities	556,027	605,543
Long-term debt	294,841	295,987
Postretirement benefits other than pensions	255,980	256,888
Pension benefits	146,198	219,534
Other long-term liabilities	131,332	144,217
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued	87,850	87,850
Capital in excess of par value	20,161	20,740
Retained earnings	2,455,391	2,394,372
Accumulated other comprehensive loss	(470,761)	(478,478)
	2,092,641	2,024,484
Less: common shares in treasury at cost (37,778,926 at 2018 and 36,908,553 at 2017)	(925,097)	(897,388)
Total parent stockholders’ equity	1,167,544	1,127,096
Noncontrolling shareholders' interests in consolidated subsidiaries	60,965	58,660
Total equity	1,228,509	1,185,756
Total liabilities and equity	$2,612,887	$2,707,925
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$80,125	$137,865
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization	110,210	106,652
Stock-based compensation	3,867	3,711
Change in LIFO inventory reserve	1,134	(14,413)
Amortization of unrecognized postretirement benefits	27,535	31,463
Changes in operating assets and liabilities:
Accounts and notes receivable	(88,942)	(94,150)
Inventories	(24,957)	(75,628)
Other current assets	(9,190)	(25,121)
Accounts payable	6,500	(25,621)
Accrued liabilities	(6,832)	(19,133)
Other items	(65,928)	(58,202)
Net cash from (used in) operating activities	33,522	(32,577)
Investing activities:
Additions to property, plant and equipment and capitalized software	(143,974)	(143,067)
Proceeds from the sale of assets	160	42
Net cash used in investing activities	(143,814)	(143,025)
Financing activities:
Net payments on short-term debt	(22,152)	(6,393)
Repayments of long-term debt	(1,203)	(600)
Payment of financing fees	(1,230)	—
Repurchase of common stock	(30,183)	(70,198)
Payments of employee taxes withheld from shared-based awards	(2,107)	(6,669)
Payment of dividends to noncontrolling shareholder	—	(282)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(15,880)	(16,548)
Issuance of common shares related to stock-based compensation	275	4,091
Net cash used in financing activities	(72,480)	(96,599)
Effects of exchange rate changes on cash	2,812	7,788
Net change in cash, cash equivalents and restricted cash	(179,960)	(264,413)
Cash, cash equivalents and restricted cash at beginning of year	392,306	524,249
Cash, cash equivalents and restricted cash at end of period	$212,346	$259,836
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
There is a year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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
North American Distribution Center
On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company's assets that suffered loss or damage, and the Company worked closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the losses the Company suffered. The Company's insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the third quarter of 2017, the Company recorded insurance recoveries of $1,000 for direct costs caused by the tornado, while incurring direct costs of $1,887 related to the disposal of damaged tires, freight to move product to other warehouses and professional fees to secure and maintain the site. For the nine months ended September 30, 2017, the Company incurred direct expenses of $10,687 related to damages caused by the tornado, less proceeds of $6,500 recovered from insurance. For the full year 2017, the Company incurred direct expenses of $12,583, less proceeds of $7,000 recovered from insurance. Values reported here are reflective of actual amounts incurred and received during 2017, as updated from previously estimate-based values. In the third quarter of 2018, the Company recorded insurance recoveries of $504, while incurring direct costs of $17. For the nine months ended September 30, 2018, the Company recorded insurance recoveries of $7,300, while incurring direct costs of $1,569. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and 2017, respectively, and the year ended December 31, 2017. In total, the Company incurred direct expenses of $14,152 related to the tornado, offset by insurance recoveries of $14,300. The Company's insurance claim related to the tornado has been closed, with no further direct expenses or insurance recoveries anticipated.
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
Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard also requires companies to disclose the nature of the restriction on restricted cash. The Company adopted the new standard as of January 1, 2018 and revised prior periods in accordance with the standard. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts reported within the Condensed Consolidated Statements of Cash Flows:

	September 30, 2018 (Unaudited)	September 30, 2017 (Unaudited)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$208,616	$258,362	$371,684	$504,423
Restricted cash included in Other current assets	1,311	98	19,200	18,499
Restricted cash included in Other assets	2,419	1,376	1,422	1,327
Total cash, cash equivalents and restricted cash	$212,346	$259,836	$392,306	$524,249
Restricted cash is comprised primarily of funds within a voluntary employees' beneficiary trust restricted to the future payment of employee benefit obligations and amounts on deposit to collateralize certain credit arrangements in the PRC.

Accounting Pronouncements – To Be Adopted

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. The Company plans to adopt the new standard on its effective date of January 1, 2019. The FASB issued multiple amendments to the standard which provided clarification, additional guidance, practical expedients and other improvements to ASU 2016-02. The Company expects the most significant impact of the standard will be the recognition of right of use assets and lease liabilities as part of its condensed consolidated balance sheets. The Company is currently evaluating the impact of the new standard, including optional practical expedients and subsequent standard updates, and assessing its existing lease portfolio to determine the impact of adoption on its condensed consolidated financial statements and the related disclosures. The Company is also evaluating new controls and processes designed to meet the requirements of the topic.

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

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)," which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy Levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation  – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)," which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around the effect of a one-percentage-point change in assumed health care costs will be removed and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period will be added. This standard is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. These amendments must be applied on a retrospective basis for all periods presented. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

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
Nature of goods and services
The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. See Note 16 - Business Segments for additional details on the Company's reportable segments.
The Company’s reportable segments have the following revenue characteristics:

•
Americas Tire Operations - The Americas Tire Operations segment manufactures and markets passenger car and light truck tires. The segment also markets and distributes wheels and racing, motorcycle and truck and bus radial ("TBR") tires.

•
International Tire Operations - The International Tire Operations segment manufactures and markets passenger car, light truck, motorcycle, racing, and TBR tires and tire retread material for global markets.

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three and nine month periods ended September 30, 2018:

	Three Months Ended September 30, 2018
	Americas	International	Eliminations	Total
Light vehicle(1)	$556,253	$126,161	$(34,252)	$648,162
Truck and bus radial	56,459	22,833	(19,182)	60,110
Other(2)	15,992	13,407	—	29,399
Net sales	$628,704	$162,401	$(53,434)	$737,671

	Nine Months Ended September 30, 2018
	Americas	International	Eliminations	Total
Light vehicle(1)	$1,516,921	$370,374	$(90,624)	$1,796,671
Truck and bus radial	141,492	75,949	(61,792)	155,649
Other(2)	40,094	45,161	—	85,255
Net sales	$1,698,507	$491,484	$(152,416)	$2,037,575

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
Significant changes in the contract liabilities balance during the nine months ended September 30, 2018 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$1,111
Increases to deferred revenue for cash received in advance	7,911
Decreases due to recognition of deferred revenue	(8,879)
Contract liabilities at September 30, 2018	$143
Transaction price allocated to remaining performance obligations
For the three and nine month periods ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material.
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
The GRT acquisition has been accounted for as a purchase transaction. The total consideration has been allocated to the assets acquired, liabilities assumed and noncontrolling shareholder interest based on their estimated fair values at December 1, 2016. The excess purchase price over the estimated fair value of the net assets acquired has been allocated to goodwill. Goodwill consists of anticipated growth opportunities for GRT and is recorded in the Asia segment, which is included in the International Tire Operations Segment. Goodwill is not deductible for federal income tax purposes.

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
During the third quarter of 2018, the noncontrolling shareholder of GRT signed a share transfer agreement to transfer its 35 percent ownership to Sailun Jinyu Group Co., Ltd. The transfer of ownership, which is subject to governmental approval, has no financial impact on the Company.

Note 4.	Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Numerator for basic and diluted earnings per share - Net income attributable to Cooper Tire & Rubber Company	$53,713	$61,687	$77,005	$137,558
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,065	52,042	50,443	52,555
Effect of dilutive securities - stock options and other stock units	214	393	235	491
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,279	52,435	50,678	53,046
Earnings per share:
Basic	$1.07	$1.19	$1.53	$2.62
Diluted	$1.07	$1.18	$1.52	$2.59
All options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares at both September 30, 2018 and 2017.

Note 5.	Inventories
Inventory costs are determined using the last-in, first-out (“LIFO”) method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out (“FIFO”) method was $437,810 and $415,640 at September 30, 2018 and December 31, 2017, respectively. These FIFO values have been reduced by approximately $89,228 and $88,094 at September 30, 2018 and December 31, 2017, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are stated at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 6.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to three years. The notional amount of these foreign currency derivative instruments at September 30, 2018 and December 31, 2017 was $120,150 and $134,530, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $(942) and $(2,640) as of September 30, 2018 and December 31, 2017, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. These contracts have maturities of up to three years and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

	September 30, 2018	December 31, 2017
Assets/(liabilities)
Designated as hedging instruments:
Gross amounts recognized	$(1,397)	$(2,808)
Gross amounts offset	455	168
Net amounts	$(942)	$(2,640)
Not designated as hedging instruments:
Gross amounts recognized	(147)	(684)
Gross amounts offset	86	97
Net amounts	$(61)	$(587)
Net amounts presented:
Accrued liabilities	$(4)	$(1,893)
Other long-term liabilities	$(999)	$(1,334)

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2018	2017	2018	2017
Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$45	$(3,010)	$2,753	$(5,734)
Amount of Gain (Loss) Reclassified from Cumulative Other Comprehensive Loss into Income (Effective Portion)	1,792	(2,720)	1,890	(2,367)

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss)
		Recognized in Income on Derivatives
		Three Months Ended		Nine months ended
		September 30,		September 30,
Derivatives not Designated as Hedging Instruments		2018	2017	2018	2017
Foreign exchange contracts	Other non-operating income (expense)	$741	$(1,448)	$784	$(2,853)
For foreign exchange hedges of forecasted sales and purchases designated as effective, the Company reclassifies the gain (loss) from Other comprehensive (loss) income into Net sales and the ineffective portion is recorded directly into Other non-operating income (expense).
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018 and December 31, 2017, the

Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company’s stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(1,003)	$—	$(1,003)	$—
Stock-based Liabilities	$(12,984)	$(12,984)	$—	$—

	December 31, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative Instruments	$(3,227)	$—	$(3,227)	$—
Stock-based Liabilities	$(16,713)	$(16,713)	$—	$—
The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash included in Other current assets, Restricted cash included in Other assets, Notes payable and Current portion of long-term debt at September 30, 2018 and December 31, 2017 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively. Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair market value of Long-term debt is $317,321 and $329,329 at September 30, 2018 and December 31, 2017, respectively, and is classified within Level 1 of the fair value hierarchy. The carrying value of Long-term debt is $294,841 and $295,987 as reported on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

Note 7.	Income Taxes
For the three month period ended September 30, 2018, the Company recorded a provision for income taxes of $16,227 (effective tax rate of 22.6 percent) compared to $31,924 (effective tax rate of 33.8 percent) for the same period in 2017. For the nine month period ended September 30, 2018, the Company recorded a provision for income taxes of $21,944 (effective tax rate of 21.5 percent) compared to $67,250 (effective tax rate of 32.8 percent) for the same period in 2017. The 2018 and 2017 three and nine month period provisions for income taxes are calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The effective tax rate for the three month period ended September 30, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax expense of $1,104 recorded during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The discrete items include a benefit of approximately $3,576 related to a discretionary pension contribution for the 2017 tax year as re-measured to the lower U.S. statutory rate, which was more than offset by approximately $5,026 of tax expense related to an adjustment of the 2017 Transition Tax and related state income tax effects. The effective tax rate for the nine month period ended September 30, 2018 differs from the U.S. federal statutory rate of 21 percent due to net discrete tax expense of $812 recorded during the period, consisting primarily of the items previously noted, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded.

At December 31, 2017, as a result of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 and in conjunction with guidance set forth under SAB 118, the Company recorded provisional amounts both for the impact of remeasurement on its U.S. deferred tax assets to the new U.S. statutory rate of 21% and for the mandatory Transition Tax on unrepatriated foreign earnings. The Company has not yet completed its accounting for the tax effect of these elements of the Tax Act; however, the Company has updated its SAB 118 provisional estimate based upon the latest information available. SAB 118 adjustments were recorded with respect to remeasurement of U.S. deferred tax assets and the Transition Tax on unrepatriated foreign earnings as a tax benefit of $3,576 and tax expense of $5,026, respectively, during the quarter ended September 30, 2018. The Company continues to carefully evaluate the remaining implications of the Tax Act and will conclude its accounting for the enactment-date effects within the remaining prescribed SAB 118 measurement period.

The Tax Act also subjects a U.S. parent shareholder to current tax on its global intangible low-taxed income (“GILTI”). At December 31, 2017, a provisional estimate under SAB 118 could not be made and the Company had not yet elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as a period cost when incurred. Due to the complexity of the GILTI provisions, the Company continues to evaluate the impact of GILTI and has not yet determined its accounting policy; however, at September 30, 2018, a reasonable estimate of GILTI related to current year operations has been made and included in the annual effective tax rate as a period cost. The Company did not record additional GILTI related to basis differences.

The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at September 30, 2018, as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1,413. In addition, the Company has recorded valuation allowances of $27,362 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $28,775. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits related to permanent differences. At September 30, 2018, the Company’s liability, exclusive of penalty and interest, totals approximately $4,000. The Company accrued an additional net $1,719 liability for unrecognized tax benefits and an immaterial amount of interest expense during the quarter and nine month periods ended September 30, 2018. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
The Company and its subsidiaries are subject to income tax examinations in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company has effectively settled U.S. federal tax examinations for years before 2014 and state and local examinations for years before 2013, with limited exceptions. Non-U.S. subsidiaries of the Company are no longer subject to income tax examinations in major foreign taxing jurisdictions for years prior to 2014. The income tax returns of various subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.
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
The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at September 30, 2018 and December 31, 2017, respectively. Amounts used to secure letters of credit totaled $16,800 and $17,600 at September 30, 2018 and December 31, 2017, respectively. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at September 30, 2018, was $524,600.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $64,732 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $49,901 at September 30, 2018.
The following table summarizes the long-term debt of the Company at September 30, 2018 and December 31, 2017. Except for the capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	September 30, 2018	December 31, 2017
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	6,439	7,684
	296,897	298,142
Less: unamortized debt issuance costs	680	742
	296,217	297,400
Less: current maturities	1,376	1,413
	$294,841	$295,987
At September 30, 2018 and December 31, 2017, the Company had short-term notes payable of $14,831 and $39,450, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at September 30, 2018 and December 31, 2017 was 4.73 percent and 4.46 percent, respectively.

Note 9.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three and nine month periods ended September 30, 2018 and 2017, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$2,590	$2,465	$7,770	$7,395
Interest cost	9,210	9,813	27,629	29,439
Expected return on plan assets	(13,508)	(13,516)	(40,525)	(40,547)
Amortization of actuarial loss	8,235	9,281	24,706	27,842
Net periodic benefit cost	$6,527	$8,043	$19,580	$24,129

	Pension Benefits - International
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	2,722	2,927	8,469	8,557
Expected return on plan assets	(2,945)	(2,860)	(9,161)	(8,362)
Amortization of actuarial loss	1,040	1,384	3,235	4,045
Net periodic benefit cost	$817	$1,451	$2,543	$4,240

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$487	$501	$1,461	$1,502
Interest cost	2,313	2,515	6,938	7,547
Amortization of prior service credit	(135)	(141)	(406)	(424)
Net periodic benefit cost	$2,665	$2,875	$7,993	$8,625

As discussed in Note 1, the Company retrospectively applied the adoption of ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” as of January 1, 2018. The effect of the retrospective presentation change related to the net periodic cost of the Company's defined benefit plans and other postretirement benefits on the Company's Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017 is shown in the following tables:

Three Months Ended September 30, 2017

		Effect of change
	As Adjusted	Americas	International	Corporate	Previously Reported
Cost of products sold	$560,371	$7,295	$1,450	$—	$569,116
Selling, general and administrative expense	62,692	296	—	362	63,350
Other pension and postretirement benefit expense	(9,403)	(7,591)	(1,450)	(362)	—

Nine Months Ended September 30, 2017

		Effect of change
	As Adjusted	Americas	International	Corporate	Previously Reported
Cost of products sold	$1,666,013	$21,885	$4,239	$—	$1,692,137
Selling, general and administrative expense	178,632	889	—	1,084	180,605
Other pension and postretirement benefit expense	(28,097)	(22,774)	(4,239)	(1,084)	—

Note 10.	Product Warranty Liabilities
The Company provides for the estimated cost of product warranties at the time revenue is recognized based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities:

	2018	2017
Reserve at beginning of year	$12,093	$10,634
Additions	9,523	6,285
Payments	(9,492)	(6,538)
Reserve at September 30	$12,124	$10,381

Note 11.     Stockholders’ Equity
The following table reconciles the beginning and end of the period equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2017	$1,127,096	$58,660	$1,185,756
Net income	77,005	3,120	80,125
Other comprehensive income	7,717	(815)	6,902
Share repurchase program	(30,183)	—	(30,183)
Stock compensation plans	1,789	—	1,789
Cash dividends - $0.315 per share	(15,880)	—	(15,880)
Balance at September 30, 2018	$1,167,544	$60,965	$1,228,509
Note 12. Share Repurchase Programs
Share repurchase programs require the approval of the Company's Board of Directors. The following table summarizes the Company’s Board authorized share repurchase programs and related information for the nine months ended September 30, 2018 and for the full year 2017:

Program(1)	Date Authorized by Board of Directors	Expiration Date	Amount Authorized (excluding commissions)	Amount Spent as of September 30, 2018 (excluding commissions)	Status
2017 Repurchase Program	February 16, 2017	December 31, 2019	$300,000	$106,877	Active
2016 Repurchase Program	February 19, 2016	December 31, 2017	200,000	104,366	Superseded(2)

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
The following table summarizes the Company’s open market and 10b5-1 plan share repurchase activity and related information during the nine months ended September 30, 2018 and for the full year 2017:

	Number of Shares	Average Repurchase Price Per Share	Amount (including commissions)
2018 share repurchase activity:
2017 Repurchase Program	1,018,089	$29.65	$30,183
Total 2018 share repurchases	1,018,089	$29.65	$30,183
2017 share repurchase activity:
2017 Repurchase Program	2,136,237	$35.95	$76,788
2016 Repurchase Program	383,690	$36.70	14,080
Total 2017 share repurchases	2,519,927	$36.06	$90,868
Since the share repurchases began in August 2014 through September 30, 2018, the Company has repurchased 15,768,845 shares of the Company’s common stock at an average cost of $34.11 per share.

Note 13.	Changes in Accumulated Other Comprehensive Loss by Component
The following tables present the changes in Accumulated Other Comprehensive Loss by Component for the three and nine month periods ended September 30, 2018 and 2017, respectively.

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, June 30, 2018	$(49,783)	$2,212	$(423,727)	$(471,298)
Other comprehensive (loss) income before reclassifications	(5,823)	45	—	(5,778)
Foreign currency translation effect	—	—	559	559
Income tax effect	—	140	—	140
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	(1,792)	—	(1,792)
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,275	9,275
Income tax effect	—	289	(2,021)	(1,732)
Other comprehensive (loss) income	(5,823)	(1,318)	7,678	537
Ending balance, September 30, 2018	$(55,606)	$894	$(416,049)	$(470,761)

	Cumulative Translation Adjustment	Derivative Instruments	Post-retirement Benefits	Total
Beginning balance, June 30, 2017	$(50,022)	$1	$(462,775)	$(512,796)
Other comprehensive income (loss) before reclassifications	8,181	(3,010)	—	5,171
Foreign currency translation effect	—	—	(2,437)	(2,437)
Income tax effect	—	985	—	985
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	2,720	—	2,720
Amortization of prior service credit	—	—	(141)	(141)
Amortization of actuarial losses	—	—	10,665	10,665
Income tax effect	—	(890)	(3,731)	(4,621)
Other comprehensive income (loss)	8,181	(195)	4,356	12,342
Ending balance, September 30, 2017	$(41,841)	$(194)	$(458,419)	$(500,454)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2017	(39,940)	349	(438,887)	(478,478)
Other comprehensive (loss) income before reclassifications	(15,666)	2,753	—	(12,913)
Foreign currency translation effect	—	—	1,365	1,365
Income tax effect	—	(561)	—	(561)
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	(1,890)	—	(1,890)
Amortization of prior service credit	—	—	(406)	(406)
Amortization of actuarial losses	—	—	27,941	27,941
Income tax effect	—	243	(6,062)	(5,819)
Other comprehensive (loss) income	(15,666)	545	22,838	7,717
Ending balance, September 30, 2018	(55,606)	894	(416,049)	(470,761)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Beginning balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)
Other comprehensive income (loss) before reclassifications	33,574	(5,734)	—	27,840
Foreign currency translation effect	—	—	(7,004)	(7,004)
Income tax effect	—	1,893	—	1,893
Amount reclassified from accumulated other comprehensive loss
Cash flow hedges	—	2,367	—	2,367
Amortization of prior service credit	—	—	(424)	(424)
Amortization of actuarial losses	—	—	31,887	31,887
Income tax effect	—	(687)	(11,175)	(11,862)
Other comprehensive income (loss)	33,574	(2,161)	13,284	44,697
Ending balance, September 30, 2017	(41,841)	(194)	(458,419)	(500,454)

Note 14. Comprehensive Income Attributable to Noncontrolling Shareholders' Interests
The following table provides the details of the comprehensive income attributable to noncontrolling shareholders' interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to noncontrolling shareholders' interests	$1,720	$973	$3,120	$307
Other comprehensive income (loss):
Currency translation adjustments	323	494	(815)	4,673
Comprehensive income attributable to noncontrolling shareholders' interests	$2,043	$1,467	$2,305	$4,980

Note 15.	Contingent Liabilities
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s quarterly review completed in the third quarter of 2018, the Company reduced its estimate of pending and anticipated product liability claims, which resulted in a benefit of $31 million in the quarter. In the third quarter of 2017, a similar review was performed and the Company recognized a benefit of $41 million in the third quarter of 2017. The reduced estimate of pending and anticipated product liability claims, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company decreased its accrual from $137,794 at June 30, 2018 to $113,324 at September 30, 2018.
For the nine months ended September 30, 2018, the addition of another nine months of self-insured incidents accounted for an increase of $33,048 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $34,676 for the nine month period ended September 30, 2018. The Company paid $14,940 through the first nine months of 2018 to resolve cases and claims.
The Company’s product liability reserve balance at September 30, 2018 totaled $113,324 (the current portion of $31,045 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2017 totaled $129,892 (current portion of $44,700).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
For the three month periods ended September 30, 2018 and 2017, product liability costs reduced Cost of products sold $18,389 and $20,989, respectively. For the nine month periods ended September 30, 2018 and 2017, product liability expense totaled $8,834 and $11,458, respectively. Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income.
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

Both the Asia and Europe segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Asia and Europe segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the United Kingdom ("U.K.") and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018, which were subsequently extended and now expire in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun as an additional source of TBR tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
On October 10, 2018, Cooper Tire Europe announced that it will enter a consultation period to explore ceasing light vehicle tire production at its U.K. manufacturing location. If Cooper Tire Europe goes forward with such a plan after consultation, light vehicle tires currently produced in the U.K. could be obtained by Cooper Tire Europe from other sites within Cooper’s global manufacturing footprint. The goal of the proposed change is to ensure Cooper Tire Europe is best placed for future success in a cost-competitive, globalized environment. No decision has been reached regarding the production of light vehicle tires in the U.K. and, as such, the Company has not incurred any restructuring, severance or impairment charges related to this announcement.
The following table details information on the Company’s operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales
Americas Tire
External customers	$619,763	$615,261	$1,672,396	$1,742,863
Intercompany	8,941	10,162	26,111	29,275
	628,704	625,423	1,698,507	1,772,138
International Tire
External customers	117,908	118,582	365,179	354,758
Intercompany	44,493	44,763	126,305	101,922
	162,401	163,345	491,484	456,680
Eliminations	(53,434)	(54,925)	(152,416)	(131,197)
Consolidated net sales	$737,671	$733,843	$2,037,575	$2,097,621
Operating profit (loss):
Americas Tire	$87,353	$125,056	$159,068	$286,725
International Tire	5,994	2,042	19,080	7,757
Unallocated corporate charges	(12,518)	(15,431)	(38,188)	(40,093)
Eliminations	372	(887)	459	(1,413)
Operating profit	81,201	110,780	140,419	252,976
Interest expense	(7,930)	(7,591)	(24,038)	(23,629)
Interest income	2,399	1,776	6,702	5,333
Other pension and postretirement benefit expense	(6,932)	(9,403)	(20,885)	(28,097)
Other non-operating income (expense)	2,922	(978)	(129)	(1,468)
Income before income taxes	$71,660	$94,584	$102,069	$205,115

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	% Change	2017	2018	% Change	2017
Net sales
Americas Tire
External customers	$619,763	0.7	$615,261	$1,672,396	(4.0)	$1,742,863
Intercompany	8,941	(12.0)	10,162	26,111	(10.8)	29,275
	628,704	0.5	625,423	1,698,507	(4.2)	1,772,138
International Tire
External customers	117,908	(0.6)	118,582	365,179	2.9	354,758
Intercompany	44,493	(0.6)	44,763	126,305	23.9	101,922
	162,401	(0.6)	163,345	491,484	7.6	456,680
Eliminations	(53,434)	2.7	(54,925)	(152,416)	(16.2)	(131,197)
Consolidated net sales	$737,671	0.5	$733,843	$2,037,575	(2.9)	$2,097,621
Operating profit (loss):
Americas Tire	$87,353	(30.1)	$125,056	$159,068	(44.5)	$286,725
International Tire	5,994	193.5	2,042	19,080	146.0	7,757
Unallocated corporate charges	(12,518)	18.9	(15,431)	(38,188)	4.8	(40,093)
Eliminations	372	n/m	(887)	459	n/m	(1,413)
Operating profit	81,201	(26.7)	110,780	140,419	(44.5)	252,976
Interest expense	(7,930)	4.5	(7,591)	(24,038)	(1.7)	(23,629)
Interest income	2,399	35.1	1,776	6,702	25.7	5,333
Other pension and postretirement benefit expense	(6,932)	(26.3)	(9,403)	(20,885)	(25.7)	(28,097)
Other non-operating income (expense)	2,922	n/m	(978)	(129)	(91.2)	(1,468)
Income before income taxes	71,660	(24.2)	94,584	102,069	(50.2)	205,115
Provision for income taxes	16,227	(49.2)	31,924	21,944	(67.4)	67,250
Net income	55,433	(11.5)	62,660	80,125	(41.9)	137,865
Net income attributable to noncontrolling shareholders' interests	1,720	76.8	973	3,120	916.3	307
Net income attributable to Cooper Tire & Rubber Company	$53,713	(12.9)	$61,687	$77,005	(44.0)	$137,558

Earnings per share:
Basic	$1.07	(10.1)	$1.19	$1.53	(41.6)	$2.62
Diluted	$1.07	(9.3)	$1.18	$1.52	(41.3)	$2.59
n/m – not meaningful
Consolidated net sales for the third quarter of 2018 were $738 million compared with $734 million in the comparable period one year ago. In the third quarter of 2018, the Company experienced favorable price and mix ($5 million), partially offset by an unfavorable foreign currency impact ($1 million).

The Company recorded operating profit in the third quarter of 2018 of $81 million, a decrease of $30 million compared with the third quarter of 2017. Operating profit included higher raw material costs ($15 million) and higher manufacturing costs ($12 million), which reflect unabsorbed fixed overhead due to managing production to reduce the number of tires in inventory, as well as lower demand in Latin America. Price and mix ($1 million) was favorable in the third quarte rof 2018 compared to 2017. In addition, operating profit included the benefit of decreased selling, general and administrative costs ($4 million), fully offset by higher product liability costs ($3 million) and increased other costs ($5 million), including higher distribution costs related to the Company's new West Coast warehouse, as well as higher freight costs.

As part of its regular review of product liability reserves, Cooper monitors trends and analyzes developments and variables likely to impact pending and anticipated product liability claims against the Company. Based on the review completed in the third quarter, the Company reduced its estimate of pending and anticipated product liability claims, which resulted in a benefit of $31 million during the third quarter of 2018. In 2017, a similar review was performed and the Company recognized a benefit of $41 million in the third quarter of 2017. This adjustment, as well as normal activity in product liability expenses, including current case activity and legal fees, resulted in product liability expense in the third quarter of 2018 that was $3 million higher than the same quarter of 2017.
Product liability costs reduced Cost of products sold in the Condensed Consolidated Statements of Income by $18 million in the third quarter of 2018, compared to a reduction of $21 million in the third quarter of 2017. Product liability expenses totaled $9 million in the first nine months of 2018, compared to $11 million in the first nine months of 2017. Based on the Company’s review completed in the third quarter, coupled with normal activity, including the addition of estimated incurred but not reported self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its accrual. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Unaudited Condensed Consolidated Financial Statements.
Consolidated net sales for the first nine months of 2018 were $2,038 million, a decrease of $60 million from the comparable period one year ago. In the first nine months of 2018, the Company experienced lower unit volume ($53 million) and unfavorable price and mix ($29 million), partially offset by favorable foreign currency impact ($22 million).
The Company recorded operating profit in the first nine months of 2018 of $140 million, a decrease of $113 million compared with the first nine months of 2017. Operating profit included unfavorable price and mix, net of lower raw material costs ($28 million), lower unit volume ($15 million) and higher manufacturing costs ($45 million). The higher manufacturing costs primarily reflect the alignment of production to demand and actions to control inventory levels. Product liability costs ($3 million) and selling, general and administrative costs ($2 million) decreased compared to the same period in 2017.
The first nine months of 2017 benefited from the reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. The first nine months of 2018 benefited by $11 million related to the timing of costs and related insurance recoveries resulting from tornado damage at a North American distribution center in 2017. Other operating costs increased from the first nine months of 2017 ($19 million), including costs related to workforce actions in the U.S. and Latin America, as well as start-up costs related to two new U.S. distribution warehouses and increased freight costs.
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
Selling, general and administrative expenses were $59 million in the third quarter of 2018 (8.0 percent of net sales) and $63 million in the third quarter of 2017 (8.5 percent of net sales). The decrease in selling, general, and administrative expenses was driven by a decrease in professional fees primarily within unallocated corporate charges and lower incentive based compensation in the Americas and International Tire Operations Segments. Selling, general and administrative expenses were $178 million in the first nine months of 2018 (8.7 percent of net sales) compared to $179 million in the first nine months of 2017 (8.5 percent of net sales). Selling, general, and administrative expenses in the first nine months of 2018 included decreased mark to market costs of stock-based liabilities and reduced incentive compensation, offset by an increase in professional fees and costs related to workforce actions in the U.S. and Latin America, all included primarily within unallocated corporate charges. 2017 unallocated corporate charges also included the write-off of assets related to the Company's global ERP system implementation, which did not recur in 2018.

Interest expense and interest income for the three and nine month periods ended September 30, 2018 and 2017, respectively, were comparable.
As a result of the adoption of ASU 2017-07, the income statement presentation of net periodic benefit cost was changed in the first quarter of 2018. The service cost component of net periodic benefit cost continues to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are presented in the income statement separately from the service cost component as Other pension and postretirement benefit expense, outside of operating profit. Application of the standard has been applied retrospectively for all periods presented. Other pension and postretirement benefit expense decreased to $7 million in the third quarter of 2018 from $9 million in the third quarter of 2017. For the nine months ended September 30, 2018, other pension and postretirement benefit expense decreased to $21 million from $28 million in the comparable period of 2017. The decrease in both periods is primarily the result of decreased amortization of actuarial loss in 2018 as a result of improved funding levels at the last actuarial valuation date of December 31, 2017.
Other income increased $4 million in the third quarter of 2018 and $1 million in the first nine months of 2018 due primarily to the impact of foreign currency forward contracts.
For the three month period ended September 30, 2018, the Company recorded income tax expense of $16 million (effective rate of 22.6 percent) compared to $32 million (effective rate of 33.8 percent) for the same period in 2017. For the nine month period ended September 30, 2018, the Company recorded a provision for income taxes of $22 million (effective tax rate of 21.5 percent) compared to $67 million (effective tax rate of 32.8 percent) for the same period in 2017. The effective tax rate for the three month period ended September 30, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax expense of $1 million recorded during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The discrete items include a benefit of approximately $4 million related to a discretionary pension contribution for the 2017 tax year as re-measured to the lower U.S. statutory rate which was more than offset by approximately $5 million of tax expense related to an adjustment of the 2017 Transition Tax and related state income tax effects. The effective tax rate for the nine month period ended September 30, 2018 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax expense as noted for the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The lower statutory rate in 2018 reflects the impact of the 2017 comprehensive U.S. tax legislation.
The Company continues to maintain a valuation allowance pursuant to ASC 740, “Accounting for Income Taxes,” against a portion of its U.S. and non-U.S. deferred tax asset position, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1 million. In addition, the Company has recorded valuation allowances of $27 million relating to non-U.S. net operating losses. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.
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

Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Change	2017	2018	Change	2017
Net sales	$628,704	0.5%	$625,423	$1,698,507	(4.2)%	$1,772,138
Operating profit	$87,353	(30.1)%	$125,056	$159,068	(44.5)%	$286,725
Operating margin	13.9%	(6.1) points	20.0%	9.4%	(6.8) points	16.2%
Total unit sales change		(0.3)%			(3.1)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		1.5%			(2.5)%
USTMA members		0.4%			(1.8)%
Total Industry		4.9%			2.8%
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
Sales
Net sales of the Americas Tire Operations segment for the third quarter of 2018 increased $4 million, or 0.5 percent, from the third quarter of 2017. The increase in sales was a result of favorable pricing and mix ($8 million), partially offset by lower unit volume ($2 million), and unfavorable foreign currency impact ($2 million). Unit shipments for the segment decreased 0.3 percent compared with the third quarter of 2017. In the U.S., the segment’s unit shipments of total light vehicle tires increased 1.5 percent in the third quarter of 2018 compared with the third quarter of 2017. This increase compares with a 0.4 percent increase in total light vehicle tire shipments experienced by the members of the U.S. Tire Manufacturing Association (“USTMA”), and a 4.9 percent increase in total light vehicle tire shipments experienced for the total industry (which includes an estimate for non-USTMA members).
Net sales of the Americas Tire Operations segment for the first nine months of 2018 decreased $73 million, or 4.2 percent, from the first nine months of 2017. The decrease in sales was a result of lower unit volume ($54 million), unfavorable price and mix ($18 million) and unfavorable foreign currency impact ($1 million). Unit shipments for the segment decreased 3.1 percent compared with the first nine months of 2017. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 2.5 percent in the first nine months of 2018 compared with 2017. This decrease compares with a 1.8 percent decrease in total light vehicle tire shipments experienced by the members of the USTMA, and a 2.8 percent increase in total light vehicle tire shipments experienced for the total industry.
Operating Profit
Operating profit for the segment decreased $38 million to $87 million in the third quarter of 2018. The segment experienced higher raw material costs ($21 million), unfavorable price and mix ($2 million) and higher manufacturing costs ($9 million) in the third quarter of 2018, which reflect unabsorbed fixed overhead due to managing production to reduce the number of tires in inventory, as well as lower demand in Latin America. Additionally, in the third quarter of 2018, the segment experienced higher product liability costs ($3 million) and increased other costs ($3 million), including higher distribution costs related to the Company's new West Coast warehouse, as well as higher freight costs.
Operating profit for the segment decreased $128 million to $159 million in the first nine months of 2018. The segment experienced higher raw material costs ($10 million), unfavorable price and mix ($41 million) and lower unit volumes ($15 million) compared to the first nine months of 2017. The segment also experienced increased manufacturing costs ($37 million), primarily as a result of decisions to lower production volume and actions to control inventory levels due to the decline in unit shipments in the first nine months of 2018. In the first quarter of 2017, the Company had a reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. This was partially offset by $11 million of benefit in the first nine months of 2018 related to the timing of costs and insurance recoveries resulting from tornado damage at a North American distribution center in 2017. Other costs increased ($14 million) in the first nine months of 2018, including costs related to workforce actions in Latin America, as well as start-up costs related to two new U.S. distribution warehouses and increased freight costs.
The segment’s internally calculated raw material index of 168.8 during the quarter was an increase of 12.4 percent from the third quarter of 2017. The raw material index increased 3.1 percent from the quarter ended June 30, 2018.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Change	2017	2018	Change	2017
Net sales	$162,401	(0.6)%	$163,345	$491,484	7.6%	$456,680
Operating profit	$5,994	193.5%	$2,042	$19,080	146.0%	$7,757
Operating margin	3.7%	2.4 points	1.3%	3.9%	2.2 points	1.7%
Total unit sales change		(4.1)%			(3.0)%
Overview
The International Tire Operations segment is the combination of the Asia and Europe operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the U.S. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of truck and bus radial tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018, which were subsequently extended and now expire in mid-2019. In December 2017, the Company signed an off-take agreement with Sailun as an additional source of TBR tires. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
On October 10, 2018, Cooper Tire Europe announced that it will enter a consultation period to explore ceasing light vehicle tire production at its U.K. manufacturing location. If Cooper Tire Europe goes forward with such a plan after consultation, light vehicle tires currently produced in the U.K. could be obtained by Cooper Tire Europe from other sites within Cooper’s global manufacturing footprint . The goal of the proposed change is to ensure Cooper Tire Europe is best placed for future success in a cost-competitive, globalized environment. No decision has been reached regarding the production of light vehicle tires in the U.K. and, as such, the Company has not incurred any restructuring, severance or impairment charges related to this announcement.
Sales
Net sales of the International Tire Operations segment decreased from $163 million in the third quarter of 2017 to $162 million in the third quarter of 2018, a decrease of 0.6 percent. The segment experienced decreased unit volume ($7 million), partially offset by favorable price and mix ($5 million) and favorable foreign currency impact ($1 million). Net segment unit exports to the U.S. decreased 15.6 percent compared with the third quarter of 2017.
Net sales of the International Tire Operations segment for the first nine months of 2018 increased $34 million, or 7.6 percent, from the first nine months of 2017. The segment experienced favorable price and mix ($22 million) and foreign currency impact ($26 million), partially offset by decreased unit volume ($14 million) compared with the first nine months of 2017. Net segment exports to the U.S. decreased 7.4 percent compared with the first nine months of 2017.

Operating Profit
Operating profit for the segment increased $4 million from the third quarter of 2017 to an operating profit of $6 million in the third quarter of 2018. The segment benefited from favorable raw materials, net of price and mix ($9 million), partially offset by increased manufacturing costs ($3 million) due to lower production levels. Other costs ($2 million) increased compared to the third quarter of 2017.
Operating profit for the segment increased $11 million from the first nine months of 2017 to an operating profit of $19 million in the first nine months of 2018. The segment experienced lower raw material costs ($16 million) and favorable price and mix ($6 million), partially offset by increased manufacturing costs ($7 million) due to lower production levels, decreased volume ($2 million) and increased other costs ($2 million) in the first nine months of 2018.
Outlook for Company
The Company anticipates unit volume growth in the U.S. in the fourth quarter, offset by continued volume declines in other regions. In the fourth quarter, the raw material index is projected to be flat sequentially compared to the third quarter. Operating profit margin is expected to be close to the third quarter of 2018, excluding the benefit from lower product liability costs in the third quarter.
The Company expects its full year 2018 effective tax rate will be in a range between 23 and 26 percent.
The Company expects capital expenditures for 2018 will be in a range of $200 million to $220 million.

Cooper Tire Europe recently announced its decision to enter an employee consultation period to explore ceasing light vehicle tire production at its Melksham, England facility and obtaining such tires from other locations in the broader, global Cooper production network. The fourth quarter outlook does not include any one-time charges related to actions resulting from potential outcomes of this process.
Liquidity and Capital Resources
Uses of cash in operating activities - Net cash provided by operating activities was $34 million in the first nine months of 2018 compared to net cash consumed of $33 million in the first nine months of 2017. In the first nine months of 2018, net income provided $80 million and other non-cash charges contributed $143 million, partially offset by changes in working capital accounts, which consumed $190 million. In the first nine months of 2017, net income provided $138 million and other non-cash charges contributed $127 million, which were more than offset by changes in working capital accounts, which consumed $298 million. The change to cash provided in operating activities in 2018 as compared to cash consumed in 2017 is primarily the result of management of inventory levels in 2018 to minimize growth compared to the increased inventory levels in 2017, coupled with favorable movement in accounts payable in the first nine months of 2018, partially offset by lower net income in 2018.
Uses of cash in investing activities - Net cash used in investing activities during the first nine months of 2018 and 2017 reflect capital expenditures of $144 million and $143 million, respectively.
Uses of cash in financing activities - The Company repurchased $30 million and $70 million of its common stock in the first nine months of 2018 and 2017, respectively. During the first nine months of 2018, the Company repaid $16 million more on short-term debt compared with the first nine months of 2017 in order to meet working capital requirements. Dividends paid on the Company’s common shares were comparable over the first nine months of both 2018 and 2017. During the first nine months of 2018, stock options were exercised to acquire 14,111 shares of common stock with a cash impact of $0.3 million. During the first nine months of 2017, stock options were exercised to acquire 208,268 shares of common stock with a cash impact of $4 million.
Available cash, credit facilities and contractual commitments - At September 30, 2018, the Company had cash and cash equivalents of $209 million.
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

At September 30, 2018, the Company had no outstanding borrowing on the accounts receivable securitization facility. The Company’s additional borrowing capacity, net of amounts used to back letters of credit and based on available collateral at September 30, 2018, was $525 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $65 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $50 million at September 30, 2018.
The Company believes that its cash and cash equivalent balances along with available cash from operating cash flows and credit facilities will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at September 30, 2018 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
The following table summarizes long-term debt at September 30, 2018:

Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Capitalized leases and other	6,439
296,897
Less: unamortized debt issuance costs	680
296,217
Less: current maturities	1,376
$294,841
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

•
changes in the Company’s customer or supplier relationships or distribution channels, including the write-off of outstanding accounts receivable or loss of particular business for competitive, credit, liquidity, bankruptcy, restructuring or other reasons;

•
the costs and timing of restructuring actions and impairments or other charges resulting from such actions, including the possible outcome of the recently announced consultation period in the U.K., or from adverse industry, market or other developments;

•	consolidation or other cooperation by and among the Company’s competitors or customers;

•
inaccurate assumptions used in developing the Company’s strategic plan or operating plans, including impairment of goodwill supported by such plans, or the inability or failure to successfully implement such plans or to realize the anticipated savings or benefits from strategic actions;

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

•	changes in interest or foreign exchange rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement ERP systems;

•	the risks associated with doing business outside of the U.S.;

•	the failure to develop technologies, processes or products needed to support consumer demand or changes in consumer behavior, including changes in sales channels;

•	technology advancements;

•	the inability to recover the costs to develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•	risks relating to acquisitions, including the failure to successfully integrate them into operations or their related financings may impact liquidity and capital resources;

•	changes in the Company’s relationship with its joint-venture partners or suppliers, including any changes with respect to its former PCT joint venture’s production of Cooper-branded products;

•	the ability to find alternative sources for products supplied by PCT;

•	the inability to obtain and maintain price increases to offset higher production or material costs;

•	inability to adequately protect the Company’s intellectual property rights; and

•	inability to use deferred tax assets.
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

There have been no material changes in market risk at September 30, 2018 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2018 (“Evaluation Date”)). Based on its initial evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2018. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including withdrawal from or material modifications to NAFTA, including the implementation of the USMCA, or certain other international trade agreements, or other trade restrictions or retaliatory actions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
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
Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation (“July 301 Investigation”), passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These duties are scheduled to increase to 25 percent effective January 1, 2019. Retaliatory duties on U.S. products have been implemented in response to these additional duties by China. In addition, depending on the outcome of the Section 232 National Security Investigation of Automobiles, Including Cars, SUVs, Vans and Light Trucks, and Automotive Parts (“Automobile 232 Investigation”), passenger car and light truck tires imported into the U.S. may be subject to an additional duty.
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
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain TBR and passenger car tires for the Company through mid-2018. The agreements have been extended and now expire in mid-2019. If there are any disruptions in or quality issues with the supply of Cooper-branded products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the PCT off-take agreements, including sourcing through GRT and an off-take agreement with Sailun, but there can be no assurance that the Company will be able to do so in a timely manner.
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
The Company routinely evaluates potential acquisitions and may pursue additional acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing and integrating any acquisition opportunities or what the consequences of any acquisition would be. The Company may encounter various risks in any acquisitions, including:

•	the possible inability to integrate an acquired business into its operations;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities;

•	potential impairment of goodwill due to inability to meet operating plans; and

•	increased labor and regulatory compliance costs of acquired businesses.
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
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility, including the possible outcome of the recently announced consultation period in the U.K. The Company may not realize anticipated savings or benefits from future actions in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
The Company is subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales and use, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in existing tax laws and regulations could result in increased expenditures by the Company for tax liabilities in the future and could materially and adversely impact the Company's financial condition, results of operations and cash flows.
Recently enacted tax reform legislation has made substantial changes to U.S. tax law, including a reduction in the corporate tax rate, a limitation on deductibility of interest expense, a limitation on the use of net operating losses to offset future taxable income, the allowance of immediate expensing of capital expenditures and deemed repatriation of foreign earnings. The Company expects this legislation to have significant effects, some of which may be adverse. For example, the reduction in the corporate tax rate has resulted in a reduction in the value of the Company's existing deferred tax assets, and consequently was a charge to earnings in 2017.
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
The Company’s success depends in part upon its ability to use and protect its proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of its products and processes. The Company owns and uses tradenames and trademarks worldwide. The Company relies upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect its intellectual property rights. The steps the Company takes in this regard may not be adequate to protect its intellectual property or to prevent or deter challenges or infringement or other violations of its intellectual property, and the Company may not be able to detect unauthorized use or take appropriate and timely steps to enforce its intellectual property rights.
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

Item 2.    ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth a summary of the Company’s purchases during the quarter ended September 30, 2018 of equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (in thousands, except number of shares and per share amounts):

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	31,154	$26.59	31,154	$193,123
August 1, 2018 through August 31, 2018	—	$—	—	$193,123
September 1, 2018 through September 30, 2018	—	$—	—	$193,123
Total	31,154		31,154

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

October 29, 2018
(Date)