Form 10-K
period 2018-12-31
COOPER TIRE & RUBBER CO
filed 2019-02-19
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 29, 2018 was $1,259,031,486.
The number of shares outstanding of the registrant’s common stock as of February 14, 2019 was 50,073,633.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

TABLE OF CONTENTS
COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
PART I
NOTE ABOUT FORWARD-LOOKING STATEMENTS
The annual report on Form 10-K contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters that the Company anticipates may happen with respect to the future performance of the industries in which the Company operates, the economies of the United States and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such “forward-looking statements” are generally, though not always, preceded by words such as “anticipates,” “expects,” “will,” “should,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true.
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

•	changes in economic and business conditions in the world, including changes related to the United Kingdom’s decision to withdraw from the European Union;

•	the inability to obtain and maintain price increases to offset higher production, tariffs or material costs;

•	the impact of the recently enacted tax reform legislation;

•	increased competitive activity including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

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

•
the costs and timing of restructuring actions and impairments or other charges resulting from such actions, including the possible outcome of the recently announced decision to cease light vehicle production in the U.K., or from adverse industry, market or other developments;

•	consolidation or other cooperation by and among the Company’s competitors or customers;

•
inaccurate assumptions used in developing the Company’s strategic plan or operating plans, including impairment of goodwill supported by such plans, or the inability or failure to successfully implement such plans or to realize the anticipated savings or benefits from strategic actions;

•	risks relating to investments and acquisitions, including the failure to successfully integrate them into operations or their related financings may impact liquidity and capital resources;

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

•	government regulatory and legislative initiatives including environmental, healthcare, privacy and tax matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	changes in interest or foreign exchange rates or the benchmarks used for establishing the rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement ERP systems;

•	the risks associated with doing business outside of the U.S.;

•	technology advancements;

•	the inability to recover the costs to refresh existing products or develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•
changes in pension expense and/or funding resulting from the Company’s pension strategy, investment performance of the Company’s pension plan assets and changes in discount rate or expected return on plan assets assumptions, or changes to related accounting regulations;

•	changes in the Company’s relationship with its joint-venture partners or suppliers, including any changes with respect to its former PCT joint venture’s production of TBR products;

•	the ability to find and develop alternative sources for products supplied by PCT;

•
a variety of factors, including market conditions, may affect the actual amount expended on stock repurchases; the Company’s ability to consummate stock repurchases; changes in the Company’s results of operations or financial conditions or strategic priorities may lead to a modification, suspension or cancellation of stock repurchases, which may occur at any time;

•	the inability to adequately protect the Company’s intellectual property rights; and

•	the inability to use deferred tax assets.
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
Cooper Tire & Rubber Company, with its subsidiaries (“Cooper” or the “Company”), is a leading manufacturer and marketer of replacement tires. It is the fifth largest tire manufacturer in North America and, according to a recognized trade source, the Cooper family of companies is the thirteenth largest tire company in the world based on sales. Cooper specializes in the design, manufacture, marketing and sales of passenger car, light truck, truck and bus radial ("TBR"), motorcycle and racing tires.
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
Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate in 14 countries, including 9 manufacturing facilities and 22 distribution centers. As of December 31, 2018, it employed 9,027 persons worldwide.
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
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations” in the segment disclosure.
Americas Tire Operations Segment
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT"), a majority-owned joint venture manufacturing facility, and through an off-take agreement that was entered with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun (Vietnam) Co., Ltd. ("Sailun Vietnam"), effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. On December 12, 2018, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020.
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
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2018 of approximately 10.3 percent of all light vehicle replacement tire sales in the U.S. The segment also participates in the U.S. TBR tire market. A portion of the products manufactured by the segment are exported throughout the world.
Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, performance, line coverage, availability through appropriate distribution channels and relationships with dealers and retailers. Other factors include warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in that channel of the market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, the segment has increased focus on its penetration of those distribution channels, while maintaining its traditionally strong network of independent dealers. The segment is also active in various other sales channels, including digital channels and others in which the Company has been less active in the past.
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
International Tire Operations Segment
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the United Kingdom (“U.K.”) and the Republic of Serbia (“Serbia”). The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the People’s Republic of China (“PRC”). Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018, which were subsequently extended and now expire in mid-2020. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, as an additional source of TBR tires. On December 12, 2018, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
On January 17, 2019, Cooper Tire & Rubber Company Europe Ltd. (“Cooper Tire Europe”), a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, England facility. Light vehicle tire production is expected to be phased out over a period of approximately 10 months. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
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
During 2018, the Company experienced increases in the costs of certain of its principal raw materials in comparison to 2017. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.
The Company has a purchasing office in Singapore to acquire natural rubber directly from producers in Southeast Asia. This purchasing operation enables the Company to work directly with producers to continually improve consistency and quality, while reducing the costs of materials, transportation and transactions.
The Company’s contractual relationships with its raw material suppliers are generally based on long-term agreements or purchase order arrangements. For natural rubber, natural gas and certain principal materials, procurement is managed through a combination of buying forward production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchases. These arrangements only cover quantities needed to satisfy normal manufacturing demands.
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
At December 31, 2018, the Company held cash and cash equivalents of $356 million.
Research, Development and Product Improvement
The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2018, over 137 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.
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
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words "Cooper," "Mastercraft," "Roadmaster," "Starfire" and “Avon.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks are being amortized over the next one to two years.
Seasonal Trends
There is year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November.
Environmental Matters
The Company recognizes the importance of compliance in environmental matters and has programs in place to comply with local, state, federal and foreign requirements and regulations. The Company has an organizational structure which allows it to supervise environmental activities, planning and programs to ensure compliance. The Company also participates in activities concerning general industry environmental matters, and the Company is committed to achieving a baseline of key environmental sustainability metrics and targets. A number of the Company’s operations are certified to the ISO 14001 standard and the Company has been recognized with several awards for efforts to improve energy efficiency.
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2018 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2019 for such matters will be material.
Global Social Impact
The Company is committed to environmental responsibility and the health and safety of its employees, contractors and the community, as well as the long-term, sustainable health and growth of the Company. The Company's organization structure allows it to supervise and audit, using a combination of internal and external resources, environmental activities, planning and programs to ensure compliance with applicable environmental, health and safety ("EHS") requirements and Company standards. Additionally, the Company has implemented a global EHS management system to predictably and sustainably manage EHS and to hold management accountable for non-compliance. The Company also participates in activities concerning general industry environmental matters, including the Tire Industry Project and the Global Platform for Sustainable Natural Rubber. For an overview of the Company's EHS and sustainability strategy and commitments, please visit http://www.coopertire.com/Corporate-Responsibility/Sustainability.aspx. The information contained on or accessible through the Company's website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.
Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. The Company has a manufacturing facility, two distribution centers and an office in Serbia. In total, there are seven distribution centers and three sales offices in Europe. The number of foreign operations in Europe will not be impacted by the January 17, 2019 decision to cease light vehicle tire production at its Melksham, England manufacturing facility. The Company has a manufacturing facility and a joint venture manufacturing facility, two distribution centers, a technical center, a sales office and an administrative office in the PRC. The Company also has a purchasing office in Singapore. A joint venture manufacturing facility, in Vietnam, is expected to become operational in 2020 as a result of the joint venture contract signed by Cooper Vietnam and Sailun Vietnam in December 2018. In Latin America, the Company has a joint venture manufacturing facility, an administrative office, three sales offices and a distribution center.
Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.
Available Information
The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”) (https://www.sec.gov). The Company’s internet address is http://www.coopertire.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of conduct, which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Investor Relations department. The information contained on or accessible through the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and all positions and offices held by all executive officers of the Company as of December 31, 2018 are as follows:

Name	Age	Executive Office Held	Business Experience
John J. Bollman	61	Senior Vice President and Chief Human Resources Officer
Senior Vice President and Chief Human Resources Officer since March 2017. Previously Chief Human Resources Officer of Sequa Corporation, a global firm that provides manufacturing support to gas turbine engine makers, from 2008 to March 2017; Vice President of Human Resources, North America of Whirlpool Corporation, a global home appliance manufacturing company, from 2000 to 2008.

Christopher J. Eperjesy	50	Senior Vice President and Chief Financial Officer
Senior Vice President, Chief Financial Officer since December 2018. Previously Chief Financial Officer of the IMAGINE Group, a provider of marketing products, from August 2017 to December 2018; Chief Financial Officer of Arctic Cat, an all-terrain vehicle manufacturer, from 2015 to 2017; and Vice President - Finance, Chief Financial Officer, Treasurer and Secretary of Twin Disc, an off-highway power transmission equipment manufacturer, from 2002 to 2015.

Bradley E. Hughes	57	President, Chief Executive Officer and Director
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

Stephen Zamansky	48	Senior Vice President, General Counsel and Secretary
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
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on truck and bus tires from China imported into the U.S. and that case is still pending. On November 1, 2018, the Court of International Trade (“CIT”) remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury, which started the process for the imposition of duties on Chinese truck and bus tire imports. Duties will be collected after the determination is published in the Federal Register. The ITC’s re-determination, along with comments from the parties regarding the re-determination, are due to the CIT by April 15, 2019. The CIT will then make a final determination.

Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These duties are scheduled to increase to 25 percent effective March 2, 2019, unless the current negotiations between the U.S. and China result in a trade agreement, which could impact the future duty percentage. Retaliatory duties on U.S. products have been implemented in response to these additional duties by China. In addition, depending on the outcome of the Section 232 National Security Investigation of Automobiles, Including Cars, SUVs, Vans and Light Trucks, and Automotive Parts, passenger car and light truck tires imported into the U.S. may be subject to an additional duty.
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
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain TBR and passenger car tires for the Company through mid-2018. The agreements have been extended and now expire in mid-2020. If there are any disruptions in or quality issues with the supply of TBR products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the PCT off-take agreements, including sourcing through GRT, an off-take agreement with Sailun Vietnam and the recently announced joint venture between Cooper Vietnam and Sailun Vietnam, which is expected to begin producing tires in 2020, but there can be no assurance that the Company will be able to do so in a timely manner.
If the Company fails to develop technologies, processes or products needed to keep up with rapidly evolving distribution channels and to support consumer demand or, changes in consumer behavior, it may lose significant market share or be unable to recover associated costs.
The Company’s tire sales, margins and profitability may be significantly impacted if it does not develop or have available technologies, processes, including distribution methods, or products that competitors may be developing and consumers or dealers are demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires, changes in the types of tires consumers desire and changes in the vehicles consumers are purchasing. Additionally, the Company is also impacted by changes in the way consumers buy tires and failure to effectively compete in various sales and marketing channels, including digital channels and others in which the Company has been less active in the past, such as through mass merchandisers, which have negotiating leverage and costs associated with their operating procedures that are unique to their needs.
Technologies or processes may also be developed by competitors that better distribute tires to consumers, including through wholly-owned distributors, which could affect the Company’s customers and implementation of its strategic plan.
An increase in consumer preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long term reduction in the number of vehicles per capita. Additionally, refreshing existing products and developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to its customers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs. If the Company cannot successfully use new production or equipment methodologies it invests in, it may also not be able to recover those costs.
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
The Company may not be successful in executing and integrating investments and acquisitions into its operations, which could harm its results of operations and financial condition.
The Company routinely evaluates potential investments and acquisitions and may pursue additional investment and acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing and integrating any investment or acquisition opportunities or what the consequences of any investment or acquisition would be. The Company may encounter various risks in any investment or acquisition, including:

•	the possible inability to integrate an acquired business into its operations;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities;

•	potential asset impairment charges, including goodwill, due to inability to meet operating plans; and

•	increased labor and regulatory compliance costs of acquired businesses.
Some or all of those risks could impair the Company’s results of operations and impact its financial condition. The Company may finance any future investments or acquisitions from internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. Investments and acquisitions may involve the expenditure of significant funds and management time.
Investments and acquisitions may also require the Company to increase its borrowings under its bank credit facilities or other debt instruments, or to seek new sources of liquidity. Increased borrowings would correspondingly increase the Company’s financial leverage, and could result in lower credit ratings and increased future borrowing costs. These risks could also reduce the Company’s flexibility to respond to changes in its industry or in general economic conditions.
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
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility, including the outcome of the recently announced restructuring in the U.K., as well as potential future outcomes from the Company's ongoing region by region global footprint assessment. The Company may not realize anticipated savings or benefits from the U.K. action, or future actions, in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
The Company’s business depends on the continued service of key members of its management. The loss of the services of a significant number of members of its management team could have a material adverse effect on its business. The Company’s future success will also depend on its ability to attract, retain and develop highly skilled personnel, such as engineering, marketing, information technology and senior management professionals. Competition for these employees is intense and the Company could experience difficulty in hiring and retaining the personnel necessary to support its business. If the Company does not succeed in retaining its current employees and attracting new high-quality employees, its business could be materially adversely affected.
The Company has a risk due to volatility of the capital and financial markets.
The Company periodically requires access to the capital and financial markets as a significant source of liquidity for maturing debt payments, including the Company's unsecured notes due in December 2019, or working capital needs or investments in the business that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets and bank financings. Additionally, any inability to access the capital markets or bank financings, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, suspend stock repurchases, sell important assets or, in extreme cases, seek protection from creditors. See also related comments under “There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.”
The Company’s operations in Asia have been or will be financed in part using multiple loans from several lenders to finance working capital needs. These loans are generally for terms of one year or less. Therefore, debt maturities occur frequently and access to the capital markets and bank financings is crucial to the Company’s ability to maintain sufficient liquidity to support its operations in Asia.
Increases in interest rates or changes in credit ratings may negatively impact the Company.
Certain of the Company's variable rate debt, including its revolving credit facility, currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of variable rate debt. The interest rates under on the Company's term loans and revolving credit facilities can vary based on the Company's credit ratings. The Company's policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. Interest rate swaps are also used to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. The Company utilizes derivative financial instruments to enhance its ability to manage risk, including interest rate exposures that exist as part of ongoing business operations. The company does not enter into contracts for trading purposes, nor is it a party to any leveraged derivative instruments. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, the Company's use of these instruments may not effectively limit or eliminate exposure to changes in interest rates. Therefore, the Company cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on its business, financial position or operating results.
A disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance.
The Company relies on the accuracy, capacity and security of its information technology systems across all of its major business functions, including its research and development, manufacturing, sales, financial and administrative functions. While the Company maintains some of its critical information technology systems, it is also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions. Additionally, the Company collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of its customers and suppliers, as well as personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. In addition, the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018, creates a range of new compliance obligations for companies that process personal data of European Union residents, and increases financial penalties for non-compliance. As a company that processes personal data of European Union residents, we bear the costs of compliance with the GDPR and are subject to the potential for fines and penalties in the event of a breach of the GDPR. Aside from the European Union, other jurisdictions have enacted, or are considering, regulations regarding data privacy. Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. A system failure, accident or security breach could result in business disruption, theft of its intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to its operations or the theft, loss or disclosure of, or damage to, its data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
The Company may be adversely affected by legal actions, including product liability claims which, if successful, could have a negative impact on its financial position, cash flows and results of operations.
The Company’s operations expose it to legal actions, including potential liability for personal injury or death as an alleged result of the failure of or conditions in the products that it designs, manufactures and sells. Specifically, the Company is a party to a number of product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires that it manufactured. Product liability claims and lawsuits, including possible class action, may result in material losses in the future and cause the Company to incur significant litigation defense costs. The Company is largely self-insured against these claims. These claims and related reserves could have a significant effect on the Company’s financial position, cash flows and results of operations.
From time to time, the Company is also subject to audits, litigation or other commercial disputes and other legal proceedings relating to its business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s financial condition, cash flows and results of operations.
The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the U.S.
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico and the PRC. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of TBR tires for the Company and the Company entered into an off-take agreement with Sailun Vietnam, located in Vietnam, for the supply of TBR tires. Additionally, the Company recently announced a joint venture between Cooper Vietnam and Sailun Vietnam, which is expected to begin producing tires in 2020. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business or obtaining another improper benefit. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials", "There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries" and "The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business."

There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.
The Company’s strategy includes the use of joint ventures and other partially-owned subsidiaries, including the recently announced Vietnam joint venture with Sailun Vietnam. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. In addition, there are specific risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related stockholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) is currently scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms and timing under which the U.K. will leave the European Union.
If the U.K. leaves the European Union with no agreement, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of the Company's U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into the U.K. operations and may decrease the profitability of the U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
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
The Company has implemented Enterprise Resource Planning systems in the United States and other locations. The Company is evaluating its available options for integrating information technology solutions outside of the United States, which will require significant amounts of capital and human resources to deploy. These requirements may be significant and exceed Company projections. Throughout integration of the systems, there are also risks created to the Company’s ability to successfully and efficiently operate.
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
Environmental issues, including climate change, or legal, regulatory or market measures to address environmental issues, may negatively affect the Company's business and operations and cause it to incur significant costs.
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
There is also growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that issues related to such climate change have a negative effect on the Company's business, it may be subjected to decreased availability or less favorable pricing for certain raw materials, including natural rubber. Natural disasters and extreme weather conditions may also disrupt the productivity of the Company's facilities or the operation of its supply chain.
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
Because the Company conducts transactions in various non-U.S. currencies, including the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish kronar, Norwegian krone, Mexican peso, Chinese yuan, Serbian dinar and Brazilian real, fluctuations in foreign currency exchange rates may impact the Company’s financial condition, results of operations and cash flows, despite currency hedging actions by the Company. The Company’s operating results are subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company’s sales have historically been affected by, and may continue to be affected by, these fluctuations. Exchange rate movements between currencies in which the Company sells its products have been affected by and may continue to result in exchange losses that could materially affect results. During times of strength of the U.S. dollar, the reported revenues of the Company’s international operations will be reduced because local currencies will translate into fewer dollars. In addition, a strong U.S. dollar may increase the competitiveness of competitors based outside of the United States. As a result, continued strengthening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows. A weak U.S. dollar could increase the cost of goods imported into the Company's U.S. operations and other goods imported in U.S. dollars at other locations and may decrease the profitability of the Company's operations. As a result, continued weakening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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
The Financial Accounting Standards Board is considering or has issued for future adoption several projects which may result in the modification of accounting standards affecting the Company. Any such changes could have a negative impact on the Company’s financial statements.
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
As shown in the following table, at December 31, 2018, the Company maintained 55 manufacturing facilities, distribution centers, retail stores, technical centers and office facilities worldwide. A majority of the manufacturing facilities are wholly-owned by the Company. Some manufacturing, distribution and office facilities are leased.

	Americas Tire Operations			International Tire Operations
Type of Facility	North America	Latin America		Europe	Asia		Total
Manufacturing	4	1	*	2	2	*	9
Distribution centers	12	1		7	2		22
Retail stores	3	—		—	—		3
Technical centers and offices	7	4		6	4		21
Total	26	6		15	8		55

*	This includes a manufacturing facility that is a joint venture.
The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2018. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
The following chart assumes three hypothetical $100 investments on December 31, 2013, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Year Ended December 31,
Company / Index	2014	2015	2016	2017	2018
Cooper Tire & Rubber Company	46.32	10.42	3.86	(7.95)	(7.24)
S&P 500 Index	13.69	1.38	11.96	21.83	(4.38)
S&P 500 Auto Parts & Equipment	3.68	(5.65)	(2.21)	47.52	(27.93)

	Base Period	INDEXED RETURNS Year Ended December 31,
Company / Index	2013	2014	2015	2016	2017	2018
Cooper Tire & Rubber Company	$100.00	$146.32	$156.74	$160.60	$152.65	$145.41
S&P 500 Index	100.00	113.69	115.07	127.03	148.86	144.48
S&P 500 Auto Parts & Equipment	100.00	103.68	98.03	95.82	143.34	115.41

(b)	Holders
The number of holders of record at December 31, 2018 was 1,650.
(c)    Dividends
The Company has paid consecutive quarterly dividends on its common stock since 1973.
(d)    Issuer purchases of equity securities
During the quarter ended December 31, 2018, the Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

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

Item 6.	SELECTED FINANCIAL DATA

(Dollar amounts in thousands except per share amounts)
	2018 (a)	2017 (b)	2016	2015	2014 (h)
Net sales	$2,808,062	$2,854,656	$2,924,869	$2,972,901	$3,424,809
Operating profit (c)	$165,245	$309,247	$437,458	$399,305	$337,612
Income before income taxes	$114,058	$243,925	$367,093	$334,028	$348,519
Net income attributable to Cooper Tire & Rubber Company	$76,586	$95,400	$248,381	$212,766	$213,578
Earnings per share:
Basic	$1.52	$1.83	$4.56	$3.73	$3.48
Diluted	$1.51	$1.81	$4.51	$3.69	$3.42
Dividends per share	$0.42	$0.42	$0.42	$0.42	$0.42
Weighted average shares outstanding (000s):
Basic	50,350	52,206	54,480	57,012	61,402
Diluted	50,597	52,673	55,090	57,623	62,401
Property, plant and equipment, net	$1,001,921	$966,747	$864,227	$795,198	$740,203
Total assets (d), (e), (f)	$2,634,205	$2,707,925	$2,731,677	2,550,203	$2,600,962
Long-term debt (f)	$121,284	$295,987	$297,094	$296,412	$297,937
Total equity	$1,232,443	$1,185,756	$1,130,236	$1,017,611	$884,261
Capital expenditures	$193,299	$197,186	$175,437	$182,544	$145,041
Depreciation and amortization	$147,161	$140,228	$130,257	$121,408	$139,166
Number of employees (g)	9,027	9,204	9,149	8,027	7,823

(a)	The Company recorded a non-cash goodwill impairment charge of $33,827 in 2018.

(b)
The Company recorded $35,378 of deemed repatriation tax and $20,413 for the re-measurement of deferred tax assets in conjunction with U.S. tax reform, as well as a U.K. valuation allowance charge of $18,915, less the reversal of an Asia valuation allowance of $6,671 in 2017.

(c)
The non-service cost components of net periodic benefit cost were reclassified outside of operating profit to Other pension and postretirement benefit expense in the amount of $37,523, $53,071, $44,825 and $37,154 in 2017, 2016, 2015 and 2014, respectively, as a result of the adoption of Accounting Standards Update ("ASU") 2017-07 in 2018.

(d)
The Company has reclassified its volume and customer rebate program reserves from a contra-asset included within Accounts receivable to a liability within Accrued liabilities in the amount of $100,190, $93,783, $96,927, and $96,995 in 2017, 2016, 2015 and 2014, respectively, as a result of the adoption of Accounting Standards Codification ("ASC") 606 in 2018.

(e)
The Company has reclassified its voluntary employee beneficiary association trust from a reduction of accrued benefits within Accrued liabilities to restricted cash included within Other assets of $18,499, $17,100, and $15,030 in 2016, 2015 and 2014, respectively, as a result of the adoption of ASC 2016-18 in 2018.

(f)
Unamortized debt issuance costs associated with long-term debt have been reclassified from a noncurrent asset to a reduction of the carrying value of the debt liability upon the adoption of ASU 2015-03 in the amount of $994 in 2014.

(g)
The number of employees has been adjusted downward by 1,391, 1,092 and 1,058 in 2016, 2015 and 2014, respectively, to properly reflect members of the COOCSA joint venture workforce who are employed by an employment services company.

(h)
The Company sold its ownership interest in Cooper Chengshan (Shandong) Tire Company Ltd. during the fourth quarter of 2014. Results include a gain on sale of interest in subsidiary of $77,471. Income tax expense on the gain on sale of interest in subsidiary was $21,767.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business of the Company
The Company specializes in the design, manufacture, marketing and sales of passenger car, light truck, TBR, motorcycle and racing tires. The Company’s products are sold globally, primarily in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains and large retail chains that sell tires as well as other automotive products.
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
The Company has operations in what are considered lower-cost countries. This includes the Cooper Kunshan Tire manufacturing operation in the PRC, joint venture manufacturing operations in Mexico and the PRC and a manufacturing facility in Serbia. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico and the PRC. Through a variety of other projects, the Company also has improved the competitiveness of its manufacturing operations in the United States.
On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, England facility. Light vehicle tire production is expected to be phased out over a period of approximately 10 months. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)

	2018	Change	2017	Change	2016
Net Sales
Americas Tire	$2,362,646	(2.2)%	$2,416,778	(7.1)%	$2,600,323
International Tire	640,976	3.6%	618,869	33.4%	464,003
Eliminations	(195,560)	(8.0)%	(180,991)	(29.8)%	(139,457)
Net sales	2,808,062	(1.6)%	2,854,656	(2.4)%	2,924,869
Operating profit (loss):
Americas Tire	229,500	(35.4)%	355,059	(24.7)%	471,613
International Tire	(14,044)	n/m	15,168	9.1%	13,907
Unallocated corporate charges	(51,564)	(12.8)%	(59,153)	26.3%	(46,818)
Eliminations	1,353	n/m	(1,827)	46.9%	(1,244)
Operating profit	165,245	(46.6)%	309,247	(29.3)%	437,458
Interest expense	(32,181)	0.4%	(32,048)	20.5%	(26,604)
Interest income	10,216	38.8%	7,362	68.2%	4,378
Other pension and postretirement benefit expense	(27,806)	(25.9)%	(37,523)	(29.3)%	(53,071)
Other non-operating (expense) income	(1,416)	(54.5)%	(3,113)	n/m	4,932
Income before income taxes	114,058	(53.2)%	243,925	(33.6)%	367,093
Provision for income taxes	33,495	(77.2)%	147,180	27.1%	115,799
Net income	80,563	(16.7)%	96,745	(61.5)%	251,294
Net income attributable to noncontrolling shareholders’ interests	3,977	195.7%	1,345	(53.8)%	2,913
Net income attributable to Cooper Tire & Rubber Company	$76,586	(19.7)%	$95,400	(61.6)%	$248,381
Basic earnings per share	$1.52	(16.9)%	$1.83	(59.9)%	$4.56
Diluted earnings per share	$1.51	(16.6)%	$1.81	(59.9)%	$4.51
n/m – not meaningful
2018 versus 2017
Consolidated net sales for the year ended December 31, 2018 were $2,808 million, a decrease of $47 million from 2017. Lower unit volumes ($67 million) were partially offset by favorable foreign currency impact ($17 million) and pricing and mix ($3 million). The negative impact to net sales from lower unit volume was caused by a 2.2 percent unit volume decline in the Americas, coupled with a 5.4 percent decline in the International Tire Operations, compared with 2017.
The Company recorded operating profit of $165 million in 2018, compared to operating profit of $309 million in 2017, a decrease of $144 million. The 2018 results include a goodwill impairment charge ($34 million) in the Company's International Tires Operations segment. Additionally, the Company experienced higher manufacturing costs ($45 million) compared to 2017 in both segments, primarily as a result of the Company's efforts to right-size inventory levels. Lower unit volumes ($18 million) also contributed to the decline in operating profit. The Company also experienced unfavorable price and mix ($22 million), higher raw material costs ($6 million) and increased selling, general and administrative costs ($2 million) compared to 2017. The Company benefited in 2017 from the reversal of $22 million related to preliminary TBR tire duties expensed in 2016. The preliminary TBR tire duties were reversed in the first quarter of 2017 as a result of the International Trade Commission's vote nullifying the preliminary duties. Other operating costs increased from 2017 ($14 million), including start-up costs related to two new U.S. distribution warehouses and increased freight costs. These higher costs were partially offset by lower product liability costs ($8 million) in 2018. Operating profit in 2018 also benefited by $11 million related to the timing of costs and related insurance recoveries resulting from tornado damage at a North American distribution center in 2017.
The Company announced in December a joint venture agreement with Sailun Vietnam to build a new TBR tire production plant in Vietnam. The capacity created by this planned facility will decrease expected production requirements for Cooper’s GRT joint venture in China. The Company included the expected impact of the new Vietnam joint venture on projected future cash flows in performing its annual goodwill impairment assessment on GRT. Based on the assessment performed, the goodwill balance was deemed to be fully impaired and resulted in a non-cash fourth quarter 2018 impairment charge.
The principal raw materials for the Company include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. Approximately 70 percent of the Company’s raw materials are petroleum-based. Substantially all U.S. inventories have been valued using the LIFO method of inventory costing, which accelerates the impact to cost of goods sold from changes to raw material prices.
The Company strives to assure raw material and energy supply and to obtain the most favorable pricing possible. For natural rubber, natural gas and certain principal materials, procurement is managed through a combination of buying forward of production requirements and utilizing the spot market. For other principal materials, procurement arrangements include supply agreements that may contain formula-based pricing based on commodity indices, multi-year agreements or spot purchase contracts. While the Company uses these arrangements to satisfy normal manufacturing demands, the pricing volatility in these commodities contributes to the difficulty in managing the costs of raw materials.
Product liability expense decreased $8 million to $18 million in 2018 as compared to $26 million in 2017. Based on the Company's review of its reserves in 2018, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its provision in 2018. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Consolidated Financial Statements.
Selling, general, and administrative expenses were $244 million in 2018 (8.7 percent of net sales) and $242 million in 2017 (8.5 percent of net sales). The increase in selling, general and administrative expenses was driven primarily by an increase in incentive compensation and professional fees, partially offset by the absence of costs incurred in 2017 related to the write-off of assets associated with the Company's global ERP system implementation.
Interest expense in 2018 was comparable to 2017. Interest income increased $3 million compared to 2017 as a result of improved interest rates.
As a result of the adoption of ASU 2017-07, the income statement presentation of net periodic benefit cost was changed in the first quarter of 2018. The service cost component of net periodic benefit cost continues to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are presented in the income statement separately from the service cost component as Other pension and postretirement benefit expense, outside of operating profit. Application of the standard has been applied retrospectively for all periods presented. For the year ended December 31, 2018, other pension and postretirement benefit expense decreased to $28 million from $38 million in 2017. The decrease is primarily the result of decreased amortization of actuarial loss in 2018 as a result of improved funding levels as compared to 2017.
Other expense decreased $2 million compared with 2017, primarily due to the impact of foreign currency forward contracts.
For the year ended December 31, 2018, the Company recorded an income tax expense of $33 million (effective rate of 29.4 percent) compared with $147 million (effective rate of 60.3 percent) in 2017. The 2018 effective rate was unfavorably impacted by the non-deductible GRT goodwill impairment charge. The 2017 effective rate was impacted by a number of unique items. On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act, which made broad and complex changes to the tax code. In particular, the transition to a new territorial tax system resulted in a deemed repatriation tax of $35 million on undistributed earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate from 35 percent to 21 percent resulted in an adjustment to the company's U.S. deferred tax assets and liabilities to the lower base rate of 21 percent. The impact of the re-measurement of deferred tax assets and liabilities resulted in a non-cash charge of $20 million to the Company's 2017 fourth quarter tax provision. Additionally, the fourth quarter 2017 tax provision includes the impact of the recording of a non-cash valuation allowance based upon the expected realization of certain foreign deferred tax assets related to the Company's European operations of $19 million, partially offset by the reversal of an existing non-cash $7 million valuation allowance in Asia. Aside from the 2017 discrete items, the effective tax rate was also negatively impacted by the mix of earnings, with an increased percentage of earnings in a higher rate tax jurisdiction in 2017.
Net income attributable to noncontrolling shareholders’ interests increased $3 million compared with 2017, reflective of higher 2018 net income amongst the impacted entities.
The effects of inflation did not have a material effect on the results of operations of the Company in 2018.

2017 versus 2016
Consolidated net sales for the year ended December 31, 2017 were $2,855 million, a decrease of $70 million from 2016. Lower unit volumes ($83 million) and unfavorable foreign currency impact ($12 million) were partially offset by favorable pricing and mix ($25 million). The favorable pricing and mix was primarily due to net price increases related to higher raw material costs. The negative impact to net sales from lower unit volume was related to a unit volume decline in Americas Tire Operations, partially offset by improved unit volume in International Tire Operations due to increased unit volume in Asia.
The Company recorded operating profit of $309 million in 2017, compared to operating profit of $437 million in 2016. The Company experienced unfavorable raw material costs, net of price and mix, ($125 million) and lower unit volume ($33 million) compared to 2016. The Company also experienced higher manufacturing costs ($38 million) compared to 2016, primarily in the Americas Tire Operations, due to lower production volumes in North America as a result of the decline in unit volume year over year. These higher costs were partially offset by lower product liability costs ($39 million) and decreased selling, general and administrative costs ($11 million). The Company also had a reversal of $22 million related to preliminary truck and bus tire duties expensed in 2016. Other operating costs increased ($4 million), including unfavorable currency impact, compared with 2016.
Product liability expense decreased $39 million to $26 million in 2017 as compared to 2016. Based on the Company's review of its reserves in 2017, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company reduced its accrual in 2017.
Selling, general, and administrative expenses were $242 million in 2017 (8.5 percent of net sales) and $253 million in 2016 (8.6 percent of net sales). The reduction in selling, general and administrative expenses was driven primarily by decreased incentive compensation, partially offset by an increase in professional fees, the write-off of assets related to the Company's global ERP system implementation and costs related to a reduction in force in the U.S.
Interest expense increased $5 million compared with 2016. The increase was a result of increased borrowings and higher interest rates, primarily in Asia. Interest income increased $3 million compared to 2016 as a result of improved interest rates.
For the year ended December 31, 2017, other pension and postretirement benefit expense decreased to $38 million from $53 million in 2016. The 2016 other pension and postretirement benefit expense includes $12 million of expense related to lump-sum distributions which did not recur in 2017. In 2016, in order to reduce the size and potential future volatility of the Company’s domestic defined benefit pension plan obligations, the Company offered certain plan participants with deferred vested benefits the opportunity to make a one-time election to receive a lump sum distribution of their benefits. Based on participants that accepted the offer, the Company paid $23 million of lump-sum distributions from plan assets in the third quarter of 2016, which resulted in a non-cash settlement charge ($11 million) in the third quarter of 2016. An additional non-cash settlement charge ($1 million) was incurred in the fourth quarter of 2016 as a result of normal course settlements.
Other income decreased $8 million compared with 2016, primarily due to the impact of foreign currency forward contracts.
For the year ended December 31, 2017, the Company recorded an income tax expense of $147 million (effective rate of 60.3 percent) compared with $116 million (effective rate of 31.5 percent) in 2016. On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act, which made broad and complex changes to the tax code. In particular, the transition to a new territorial tax system resulted in a deemed repatriation tax of $35 million on undistributed earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate from 35 percent to 21 percent resulted in an adjustment to the company's U.S. deferred tax assets and liabilities to the lower base rate of 21 percent. The impact of the re-measurement of deferred tax assets and liabilities resulted in a non-cash charge of $20 million to the Company's 2017 fourth quarter tax provision. Additionally, the fourth quarter 2017 tax provision includes the impact of the recording of a non-cash valuation allowance based upon the expected realization of certain foreign deferred tax assets related to the Company's European operations of $19 million, partially offset by the reversal of an existing non-cash $7 million valuation allowance in Asia. Aside from the 2017 discrete items, the effective tax rate was also negatively impacted by the mix of earnings, with an increased percentage of earnings in a higher rate tax jurisdiction in 2017.
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
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations” in the segment disclosure.
Americas Tire Operations Segment

(Dollar amounts in thousands)
	2018	Change	2017	Change	2016
Sales	$2,362,646	(2.2)%	$2,416,778	(7.1)%	$2,600,323
Operating profit	$229,500	(35.4)%	$355,059	(24.7)%	$471,613
Operating margin	9.7%	(5.0) points	14.7%	(3.4) points	18.1%
Total unit sales change		(2.2)%		(6.3)%
United States replacement market unit shipment changes:
Passenger tires
Segment		(1.8)%		(7.9)%
USTMA members		(0.6)%		0.3%
Total Industry		3.4%		0.5%
Light truck tires
Segment		(1.4)%		(16.6)%
USTMA members		(1.3)%		(5.2)%
Total Industry		0.7%		(1.7)%
Total light vehicle tires
Segment		(1.7)%		(10.0)%
USTMA members		(0.7)%		(0.4)%
Total Industry		3.0%		0.2%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from GRT and through an off-take agreement that was entered with PCT, the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
2018 versus 2017
Sales
Net sales of the Americas Tire Operations segment decreased from $2,417 million in 2017 to $2,363 million in 2018. The decrease in sales was a result of decreased unit volume ($54 million), partially offset by favorable pricing and mix ($3 million), primarily due to net price increases related to higher raw material costs. Foreign currency impact was unfavorable ($3 million). Unit shipments for the segment decreased 2.2 percent in 2018 compared with 2017. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 1.7 percent in 2018 compared with 2017. This decrease compares with a 0.7 percent decrease in total light vehicle tire shipments experienced by the USTMA, and a 3.0 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-USTMA members. The segment's TBR tire shipments for the U.S. increased 1.4 percent in 2018 compared with 2017, outperforming the USTMA, but trailing the total industry.
Operating Profit
Operating profit for the segment decreased $126 million to $230 million in 2018. The segment experienced unfavorable price and mix ($32 million), higher raw material costs ($19 million) and lower unit volumes ($15 million) compared to 2017. The segment also experienced higher manufacturing costs ($32 million) as a result of the Company's efforts to right-size inventory levels, as well as increased selling, general, and administrative costs ($10 million), primarily related increased incentive compensation costs in 2018. The Company benefited in 2017 from the reversal of $22 million related to preliminary TBR tire duties expensed in 2016 and reversed in the first quarter of 2017. Other operating costs increased from 2017 ($15 million), including start-up costs related to two new U.S. distribution warehouses and increased freight costs. These higher costs were partially offset by lower product liability expense ($8 million). 2018 also benefited by $11 million related to the timing of costs and related insurance recoveries resulting from tornado damage at a North American distribution center in 2017.
The segment’s internally calculated raw material index of 163.6 for the year ended December 31, 2018 was an increase of 3.3 percent from 2017.
2017 versus 2016
Sales
Net sales of the Americas Tire Operations segment decreased from $2,600 million in 2016 to $2,417 million in 2017. The decrease in sales was a result of decreased unit volume ($185 million), partially offset by favorable pricing and mix ($3 million), primarily due to net price increases related to higher raw material costs. Foreign currency impact was unfavorable ($1 million). Unit shipments for the segment decreased 6.3 percent in 2017 compared with 2016. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 10.0 percent in 2017 compared with 2016. This decrease compares with a 0.4 percent decrease in total light vehicle tire shipments experienced by the USTMA, and a 0.2 percent increase in total light vehicle tire shipments experienced for the total industry. The segment's commercial truck tire shipments for the U.S. increased 14.7 percent in 2017 compared with 2016, outperforming both the industry and the USTMA.
Operating Profit
Operating profit for the segment decreased $117 million from $472 million in 2016 to $355 million in 2017. The segment experienced unfavorable raw material costs, net of price and mix, ($102 million) and lower unit volumes ($47 million) compared to 2016. The segment also experienced higher manufacturing costs ($47 million) due to lower production volumes as a result of the decline in unit volume year over year. These higher costs were partially offset by lower product liability expense ($39 million) and decreased selling, general, and administrative costs ($25 million), primarily related to reduced incentive compensation compared to 2016. The Company also had a reversal of expense ($22 million) related to preliminary truck and bus tire duties expensed in 2016. Other operating costs increased ($7 million), including unfavorable currency impact, compared with 2016.
The segment’s internally calculated raw material index of 158.3 for the year ended December 31, 2017 was an increase of 14.0 percent from 2016.

International Tire Operations Segment

(Dollar amounts in thousands)
	2018	Change	2017	Change	2016
Sales	$640,976	3.6%	$618,869	33.4%	$464,003
Operating (loss) profit	$(14,044)	n/m	$15,168	9.1%	$13,907
Operating margin	(2.2)%	4.7 points	2.5%	0.5 points	3.0%
Total unit sales change		(5.4)%		21.6%
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018, which were subsequently extended and now expire in mid-2020. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, England facility. Light vehicle tire production is expected to be phased out over a period of approximately 10 months. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
2018 versus 2017
Sales
Net sales of the International Tire Operations segment increased $22 million, or 3.6 percent, from 2017. The segment experienced decreased unit volumes ($33 million), which was more than offset by favorable price and mix ($33 million) and favorable foreign currency impact ($22 million) compared with 2017. Unit volume was lower in both China and Europe compared to 2017. Net segment exports to the U.S. decreased compared with 2017.
Operating Profit
Operating profit for the segment decreased $29 million to an operating loss of $14 million in 2018. Results for 2018 included a goodwill impairment charge related to GRT ($34 million), as well as increased manufacturing costs ($14 million) and unfavorable unit volume ($4 million). These items were partially offset by lower raw material costs ($13 million), favorable price and mix ($8 million) and lower selling, general and administrative costs ($2 million) compared to 2017.
2017 versus 2016
Sales
Net sales of the International Tire Operations segment increased $155 million, or 33.4 percent, from 2016. The segment experienced increased unit volumes ($76 million) and favorable price and mix ($89 million), which were partially offset by unfavorable foreign currency impact ($10 million) compared with 2016. Unit volume was higher in China due to increased sales in the domestic market for both original equipment and replacement tires, while unit volume in Europe declined slightly compared to 2016. Net segment exports to the U.S. increased compared with 2016.
Operating Profit
Operating profit for the segment increased $1 million to an operating profit of $15 million in 2017. The segment experienced favorable unit volume ($11 million), decreased manufacturing costs ($8 million) and lower other costs ($2 million). These items were partially offset by unfavorable raw material costs, net of price and mix, ($20 million) compared to 2016.
Outlook for the Company
In 2019, the Company expects modest unit volume growth compared to 2018.
Operating profit margin is expected to improve throughout the year, with the full year exceeding 2018.
The Company expects its full year 2019 effective tax rate will be in a range between 22 and 25 percent.
The Company expects capital expenditures for 2019 will be in a range between $190 million and $210 million. This does not include capital contributions related to Cooper’s pro rata share of the previously announced joint venture with Sailun Vietnam or other potential manufacturing footprint investments.
These 2019 expectations include tariffs already in place, but do not include rate changes or additional tariffs that continue to be considered, but have not yet been imposed.

Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash provided by operating activities of continuing operations was $254 million in 2018 compared to $178 million in 2017. Net income provided $81 million in 2018 as compared to net income of $97 million in 2017. In 2018, non-cash items contributed $249 million, including the benefit of the $34 million reduction in goodwill due to an impairment charge, compared to $251 million contributed in 2017, which included a favorable decrease in deferred income taxes due to the re-measurement of U.S. deferred tax assets as a result of the Tax Act. In 2018, changes in working capital used $76 million, as compared to the usage of $170 million in 2017. The 2018 usage was driven primarily by the decrease in the Company's pension and postretirement benefit liabilities and increased accounts and notes receivable, partially offset by benefits provided by decreased inventory in 2018, as a result of the management of inventory levels, and favorable movement in accounts payable due to cash management initiatives. The usage of working capital in 2017 was primarily due to increasing inventory levels, decreased pension and postretirement benefit liabilities, unfavorable movement in accounts payable and the decline of the Company's long-term product liability accrual.
Net cash provided by operating activities of continuing operations was $178 million in 2017 compared to $315 million in 2016. Net income provided $97 million and $251 million in 2017 and 2016, respectively. Net income in 2017 included the benefit of $39 million related to lower product liability expense, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions. Other non-cash items totaled $251 million in 2017 compared to $199 million in 2016. The increase in 2017 was due to the re-measurement of U.S. deferred tax assets as result of the Tax Act. Changes in working capital consumed $170 million and $135 million in 2017 and 2016, respectively. The additional consumption in 2017 was the result of several unfavorable cash flow movements in 2017, including the decline of the Company's long-term product liability accrual, decreased pension and postretirement benefit liabilities and unfavorable movement in accounts payable.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $193 million, $197 million and $175 million in 2018, 2017 and 2016, respectively.
In 2016, the Company invested $6 million to purchase 65 percent of GRT, net of $8 million of cash acquired.
The Company’s capital expenditure commitments at December 31, 2018 were $88 million and are included in the “Purchase Obligations” line of the Contractual Obligations table, which appears later in this section.
Sources and uses of cash in financing activities
In 2018, the Company repaid $20 million of short-term debt at its Asian operations. In 2016, the Company added $10 million of short-term debt at its Asian operations.
The Company repurchased $30 million, $91 million and $108 million of its common stock in 2018, 2017 and 2016, respectively, as part of the Company’s share repurchase program authorized by the Board of Directors.
Dividends paid on the Company’s common shares were $21 million, $22 million and $23 million in 2018, 2017 and 2016, respectively. The Company has maintained a quarterly dividend of 10.5 cents per share in each quarter during the three years ended December 31, 2018. No dividend was paid to the noncontrolling shareholder in COOCSA in 2018. Dividends paid to the noncontrolling shareholder in COOCSA were less than $1 million in each of 2017 and 2016.
In 2018, 2017, and 2016, stock options were exercised to acquire common stock shares of 16,111, 210,125 and 166,434, respectively. The cash impact of these exercises was $0.3 million, $4 million and $4 million in 2018, 2017 and 2016, respectively. Employee taxes paid as a result of shares withheld in conjunction with stock compensation activity were $2 million, $7 million and $3 million in 2018, 2017, and 2016, respectively.
Available cash, credit facilities and contractual commitments
At December 31, 2018, the Company had cash and cash equivalents of $356 million.
Domestically, the Company has a revolving credit facility with a consortium of banks that provides up to $400 million based on available collateral, including a $110 million letter of credit subfacility, and is set to expire in February 2023.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in February 2021.

These credit facilities are undrawn, other than to secure letters of credit, at December 31, 2018. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at December 31, 2018, was $494 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $65 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $50 million at December 31, 2018.
At December 31, 2018, $174 million of unsecured notes due in December 2019 are classified within the current portion of long-term debt. The Company intends to finance all or a portion of the maturing debt through borrowings.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, capital contributions in the joint venture with Sailun Vietnam, dividend and share repurchase goals and maturing long-term debt. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives and to finance maturing long-term debt. The entire amount of short-term notes payable outstanding at December 31, 2018 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The Company’s cash requirements relating to contractual obligations at December 31, 2018 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
Contractual Obligations	Total	2019	2020	2021	2022	2023	After 2023
Unsecured notes	$290,458	$173,578	$—	$—	$—	$—	$116,880
Capital lease obligations and other	6,245	1,182	—	5,063	—	—	—
Interest on debt and capital lease obligations	88,150	23,127	9,241	8,994	8,912	8,912	28,964
Operating leases	125,729	31,711	27,861	17,158	12,951	9,324	26,724
Notes payable (a)	15,288	15,288	—	—	—	—	—
Purchase obligations (b)	308,812	253,967	54,845	—	—	—	—
Postretirement benefits other than pensions (c)	251,798	15,344	15,927	16,238	16,446	16,557	171,286
Pensions (d)	148,250	45,000	40,000	25,000	20,000	15,000	3,250
Income taxes payable (e)	20,145	—	1,372	—	2,614	7,181	8,978
Other obligations (f)	33,158	10,509	1,340	2,165	972	520	17,652
Total contractual cash obligations	$1,288,033	$569,706	$150,586	$74,618	$61,895	$57,494	$373,734

(a)	Financing obtained from financial institutions in the PRC to support the Company’s operations there.

(b)	Purchase commitments for capital expenditures, TBR truck tires and raw materials, principally natural rubber, made in the ordinary course of business.

(c)	Represents benefit payments for postretirement benefits other than pension liabilities.

(d)	Represents Company contributions to retirement trusts based on current assumptions.

(e)
Represents income taxes payable related to the deemed repatriation tax on undistributed earnings of foreign subsidiaries under the Tax Act, as based on the Company's most recently filed tax returns, as well as anticipated state income tax obligations.

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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s quarterly review completed in the third quarter of 2018, the Company reduced its estimate of pending and anticipated product liability claims, which resulted in a benefit of $31 million in the quarter. In the third quarter of 2017, a similar review was performed and the Company recognized a benefit of $41 million in the third quarter of 2017. The reduced estimate of pending and anticipated product liability claims, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company decreased its accrual from $130 million at December 31, 2017 to $112 million at December 31, 2018.
The addition of another year of self-insured incidents accounted for an increase of $42 million in the Company's product liability reserve in 2018. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $39 million.
During 2018 the Company paid $21 million and during 2017, the Company paid $56 million to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2018 totaled $112 million (the current portion of $31 million is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2017 totaled $130 million (current portion of $45 million).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expense totaled $18 million, $26 million and $65 million in 2018, 2017 and 2016. Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income.
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
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. The Company applies the rules under ASC 740-10 "Accounting for Uncertainty in Income Taxes" for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate amount to be sustained if audited by the taxing authority. The Company recognizes tax liabilities in accordance with ASC 740-10 and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $7 million at December 31, 2018. In accordance with Company policy, certain U.S. federal liabilities relating to 2014 were released following the lapse of statute. The unrecognized tax benefits at December 31, 2018 relate to uncertain tax positions in tax years 2013 through 2018.
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
The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2018, as it cannot assure the utilization of these assets before they expire. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $2 million. In addition, the Company has recorded valuation allowances of $21 million relating primarily to non-U.S. pension and net operating loss deferred tax assets for a total valuation allowance of $23 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.
The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Prior to enactment of the Tax Act, the Company did not recognize a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on unremitted foreign earnings because it overcame the presumption of the repatriation of those earnings. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2018, the Company re-evaluated its position on potential earnings repatriation and has concluded that repatriation implications of the Tax Act had no impact on its indefinite reinvestment assertion.
Impairment of long-lived assets, including goodwill
The Company’s long-lived assets include property, plant and equipment and other assets that are intangibles, including goodwill. If an indicator of impairment exists for certain groups of property, plant and equipment or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values of the assets exceed the fair values of the assets, an impairment charge is recognized for the difference.
The Company assesses the potential impairment of its indefinite-lived assets, including goodwill, at least annually or when events or circumstances indicate impairment may have occurred. The carrying value of these assets is compared to their fair value. If the carrying values exceed the fair values, an impairment charge equal to that excess is recorded.

In December 2018, the Company announced a joint venture agreement with Sailun Vietnam to build a new TBR tire production plant in Vietnam. The capacity created by this planned facility will decrease expected production requirements for Cooper’s GRT joint venture in China. The Company included the expected impact of the new Vietnam joint venture in performing its annual goodwill impairment assessment on GRT. Based on the assessment performed, the goodwill balance was deemed to be fully impaired and resulted in a fourth quarter 2018 goodwill impairment charge of $34 million.
The Company cannot predict the occurrence of future impairment-triggering events. Such events may include, but are not limited to, significant industry or economic trends and strategic decisions made in response to changes in the economic and competitive conditions impacting the Company’s businesses.
Pension and postretirement benefits
The Company has recorded significant pension liabilities in the U.S. and the U.K. and other postretirement benefit (“OPEB”) liabilities in the U.S. that are developed from actuarial valuations. The determination of the Company’s pension liabilities requires key assumptions regarding discount rates used to determine the present value of future benefit payments and expected returns on plan assets. The discount rate is also significant to the development of OPEB liabilities. The Company determines these assumptions in consultation with its investment advisers and actuaries.
The discount rate reflects the rate used to estimate the value of the Company’s pension and OPEB liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next one hundred years using spot rates from a high quality corporate bond yield curve and computed a single equivalent rate. Based upon this analysis, the Company used a discount rate of 4.05 percent to measure its U.S. pension liabilities at December 31, 2018, which is higher than the 3.50 percent used at December 31, 2017. Similarly, the Company discounted the expected disbursements of its OPEB liabilities and, based upon this analysis, the Company used a discount rate of 4.05 percent to measure its OPEB liabilities at December 31, 2018, which is higher than the 3.50 percent used at December 31, 2017. A similar analysis was completed in the U.K. and the Company increased the discount rate used to measure its U.K. pension liabilities to 2.80 percent at December 31, 2018 from 2.50 percent at December 31, 2017.
The effects of a hypothetical change in discount rate may be nonlinear and asymmetrical for future years as the change in discount rate and the corresponding accounting are applied. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2018, discount rate assumption would have the following estimated effects on the December 31, 2018 pension and other post-retirement benefit obligations and 2019 expected pension and other post-retirement expense:

$ increase (decrease) in thousands	25 Basis Point Decrease in Discount Rate	25 Basis Point Increase in Discount Rate
Pension expense	$2,198	$(2,143)
Other post-retirement benefit expense	(259)	207
Pension obligation	28,065	(26,758)
Other post-retirement benefit obligation	7,238	(6,891)
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
The Company’s investment strategy is to manage the plans' asset allocation relative to the liability profile and funded status of the plans. It is expected that as the plan’s funded status improves, the portfolio will take less risk as to preserve the funded status of the plan framework. The plans follow a glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level. The plans' position with respect to the glide path is monitored and asset allocation and strategy changes to the plans' portfolio are made as appropriate. The plans' strategy is also monitored in relation to the capital markets, interest rates, and the regulatory environment. The Company’s current asset allocation for U.S. plans’ assets is 68 percent in fixed income collective trust funds, 26 percent in equity collective trust funds, 3 percent in other investment based collective trust funds and 3 percent in cash. The Company’s current asset allocation for U.K. plan assets is 70 percent in fixed income securities, 17 percent in equity securities, 12 percent in other investments, and 1 percent in cash. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisers and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.
The actual return on U.S. pension plans’ assets was a loss of approximately 3.50 percent in 2018 compared to an asset gain of approximately 14.22 percent in 2017. The actual return on U.K. pension plan assets was a loss of approximately 2.23 percent in 2018 compared to an asset gain of 8.28 percent in 2017. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2018 and 2017 pension expense was 6.25 percent and 6.50 percent, respectively. The expected long-term return on U.K. plan assets used to derive the 2018 and 2017 pension expense was 3.20 percent percent and 3.30 percent, respectively. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2018 expected return on assets assumption would increase or decrease the net periodic benefit cost by $2,245, respectively.
The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and OPEB liabilities, decreases and increases in the discount rate and differences between actuarial assumptions and actual experience totaling $438 million at December 31, 2018. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 8 years to 10 years. Amortization of these net deferred losses was $37 million in 2018 and $42 million in 2017.
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

In accordance with U.S. GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and OPEB plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of Accumulated other comprehensive loss in the Equity section of the balance sheet) will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

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
A decrease in interest rates by ten percent of the actual rates would have adversely affected the fair value of the Company’s fixed-rate, long-term debt by approximately $6 million at both December 31, 2018 and 2017.
An increase in interest rates by ten percent of the actual rates for the Company’s floating rate long-term debt obligations would not have been material to the Company’s results of operations and cash flows.
To manage the volatility of currency exchange exposures related to future sales and purchases in foreign currencies, the Company first nets the exposures to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2018 and 2017.
The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$2,808,062	$2,854,656	$2,924,869
Cost of products sold	2,364,769	2,303,261	2,234,786
Gross profit	443,293	551,395	690,083
Selling, general and administrative expense	244,221	242,148	252,625
Goodwill impairment charge	33,827	—	—
Operating profit	165,245	309,247	437,458
Interest expense	(32,181)	(32,048)	(26,604)
Interest income	10,216	7,362	4,378
Other pension and postretirement benefit expense	(27,806)	(37,523)	(53,071)
Other non-operating (expense) income	(1,416)	(3,113)	4,932
Income before income taxes	114,058	243,925	367,093
Provision for income taxes	33,495	147,180	115,799
Net income	80,563	96,745	251,294
Net income attributable to noncontrolling shareholders' interests	3,977	1,345	2,913
Net income attributable to Cooper Tire & Rubber Company	$76,586	$95,400	$248,381

Earnings per share:
Basic	$1.52	$1.83	$4.56
Diluted	$1.51	$1.81	$4.51
See Notes to Consolidated Financial Statements, pages 44 to 79.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net income	$80,563	$96,745	$251,294
Other comprehensive income (loss):
Cumulative currency translation adjustments	(24,430)	38,850	(57,954)
Financial instruments:
Change in the fair value of derivatives	2,628	(2,473)	(2,371)
Income tax (provision) benefit on derivative instruments	(827)	855	884
Financial instruments, net of tax	1,801	(1,618)	(1,487)
Postretirement benefit plans:
Amortization of actuarial loss	37,203	42,570	43,624
Amortization of prior service credit	(541)	(566)	(566)
Actuarial gain (loss)	9,209	13,385	(39,689)
Pension settlement charges	—	—	12,262
Income tax provision on postretirement benefit plans	(8,326)	(14,718)	(9,299)
Foreign currency translation effect	(264)	(7,855)	13,152
Postretirement benefit plans, net of tax	37,281	32,816	19,484
Other comprehensive income (loss)	14,652	70,048	(39,957)
Comprehensive income	95,215	166,793	211,337
Less comprehensive income (loss) attributable to noncontrolling shareholders' interests	1,740	4,720	(1,660)
Comprehensive income attributable to Cooper Tire & Rubber Company	$93,475	$162,073	$212,997
See Notes to Consolidated Financial Statements, pages 44 to 79.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$356,254	$371,684
Notes receivable	5,737	13,753
Accounts receivable, less allowances of $5,836 at 2018 and $7,570 at 2017	546,905	528,250
Inventories:
Finished goods	338,133	365,672
Work in process	27,265	31,000
Raw materials and supplies	114,582	115,085
Total inventories	479,980	511,757
Other current assets	67,856	63,063
Total current assets	1,456,732	1,488,507
Property, plant and equipment:
Land and land improvements	52,668	52,683
Buildings	314,555	311,199
Machinery and equipment	1,981,857	1,890,210
Molds, cores and rings	238,911	220,528
Total property, plant and equipment	2,587,991	2,474,620
Less: Accumulated depreciation	1,586,070	1,507,873
Property, plant and equipment, net	1,001,921	966,747
Goodwill	18,851	54,613
Intangibles, net of accumulated amortization of $112,621 at 2018 and $93,353 at 2017	120,321	133,256
Restricted cash	2,025	1,422
Deferred income tax assets	28,146	58,665
Other assets	6,209	4,715
Total assets	$2,634,205	$2,707,925
See Notes to Consolidated Financial Statements, pages 44 to 79.

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except par value amounts)
(Continued)

	December 31,
	2018	2017
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$15,288	$39,450
Accounts payable	286,671	277,060
Accrued liabilities	282,650	280,666
Income taxes payable	975	6,954
Current portion of long-term debt	174,760	1,413
Total current liabilities	760,344	605,543
Long-term debt	121,284	295,987
Postretirement benefits other than pensions	236,454	256,888
Pension benefits	147,950	219,534
Other long-term liabilities	135,730	144,217
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2018 and 2017	87,850	87,850
Capital in excess of par value	21,124	20,740
Retained earnings	2,449,714	2,394,372
Accumulated other comprehensive loss	(461,589)	(478,478)
Parent stockholders' equity before treasury stock	2,097,099	2,024,484
Less: Common shares in treasury at cost (37,776,659 at 2018 and 36,908,553 at 2017)	(925,056)	(897,388)
Total parent stockholders' equity	1,172,043	1,127,096
Noncontrolling shareholders' interests in consolidated subsidiaries	60,400	58,660
Total equity	1,232,443	1,185,756
Total liabilities and equity	2,634,205	2,707,925
See Notes to Consolidated Financial Statements, pages 44 to 79.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollar amounts in thousands except per share amounts)

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total
Balance at December 31, 2015	$87,850	$16,306	$2,095,923	$(509,767)	$(711,064)	$979,248	$38,363	$1,017,611
Net income	—	—	248,381	—	—	248,381	2,913	251,294
Other comprehensive loss	—	—	—	(35,384)	—	(35,384)	(4,573)	(39,957)
Comprehensive income (loss)	—	—	248,381	(35,384)	—	212,997	(1,660)	211,337
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	(804)	(804)
Acquisition of business	—	—	—	—	—	—	18,323	18,323
Share repurchase program	—	—	—	—	(107,999)	(107,999)	—	(107,999)
Stock compensation plans, including tax benefit of $274	—	9,570	(52)	—	5,078	14,596	—	14,596
Cash dividends - $0.42 per share	—	—	(22,828)	—	—	(22,828)	—	(22,828)
Balance at December 31, 2016	87,850	25,876	2,321,424	(545,151)	(813,985)	1,076,014	54,222	1,130,236
Net income	—	—	95,400	—	—	95,400	1,345	96,745
Other comprehensive income	—	—	—	66,673	—	66,673	3,375	70,048
Comprehensive income	—	—	95,400	66,673	—	162,073	4,720	166,793
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	(282)	(282)
Share repurchase program	—	—	—	—	(90,868)	(90,868)	—	(90,868)
Stock compensation plans	—	(5,136)	(538)	—	7,465	1,791	—	1,791
Cash dividends - $0.42 per share	—	—	(21,914)	—	—	(21,914)	—	(21,914)
Balance at December 31, 2017	87,850	20,740	2,394,372	(478,478)	(897,388)	1,127,096	58,660	1,185,756
Net income	—	—	76,586	—	—	76,586	3,977	80,563
Other comprehensive income	—	—	—	16,889	—	16,889	(2,237)	14,652
Comprehensive income	—	—	76,586	16,889	—	93,475	1,740	95,215
Share repurchase program	—	—	—		(30,183)	(30,183)	—	(30,183)
Stock compensation plans	—	384	(106)	—	2,515	2,793	—	2,793
Cash dividends - $0.42 per share	—	—	(21,138)	—	—	(21,138)	—	(21,138)
Balance at December 31, 2018	$87,850	$21,124	$2,449,714	$(461,589)	$(925,056)	$1,172,043	$60,400	$1,232,443
See Notes to Consolidated Financial Statements, pages 44 to 79.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$80,563	$96,745	$251,294
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	147,161	140,228	130,257
Deferred income taxes	30,519	61,571	(12,350)
Stock-based compensation	3,868	4,009	13,570
Change in LIFO inventory reserve	(3,026)	2,981	11,990
Amortization of unrecognized postretirement benefits	36,662	42,004	43,058
Goodwill impairment charge	33,827	—	—
Pension settlement charges	—	—	12,262
Changes in operating assets and liabilities:
Accounts and notes receivable	(19,729)	(18,646)	(42,530)
Inventories	27,438	(31,820)	(77,872)
Other current assets	(2,080)	(15,648)	3,831
Accounts payable	10,646	(31,217)	13,128
Accrued liabilities	7,635	(12,226)	(22,286)
Pension and postretirement benefits	(77,883)	(54,385)	(29,853)
Other items	(21,298)	(5,972)	20,168
Net cash from operating activities	254,303	177,624	314,667
Investing activities:
Additions to property, plant and equipment and capitalized software	(193,299)	(197,186)	(175,437)
Acquisition of business, net of cash acquired	—	—	(5,928)
Proceeds from the sale of assets	160	278	337
Net cash used in investing activities	(193,139)	(196,908)	(181,028)
Financing activities:
Net (payments on) issuances of short-term debt	(20,027)	(1,507)	10,019
Repayments of long-term debt	(1,395)	(2,421)	(935)
Payment of financing fees	(1,230)	—	—
Repurchase of common stock	(30,183)	(90,868)	(107,999)
Payments of employee taxes withheld from share-based awards	(2,111)	(7,002)	(2,948)
Payment of dividends to noncontrolling shareholders	—	(282)	(804)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(21,138)	(21,914)	(22,828)
Issuance of common shares related to stock-based compensation	306	4,224	3,950
Excess tax benefits on stock-based compensation	—	—	274
Net cash used in financing activities	(75,778)	(119,770)	(121,271)
Effects of exchange rate changes on cash	554	7,111	(11,178)
Net change in cash, cash equivalents and restricted cash	(14,060)	(131,943)	1,190
Cash, cash equivalents and restricted cash at beginning of year	392,306	524,249	523,059
Cash, cash equivalents and restricted cash at end of year	$378,246	$392,306	$524,249
See Notes to Consolidated Financial Statements, pages 44 to 79.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share amounts)
Note 1. Significant Accounting Policies
Principles of consolidation – The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Acquired businesses are included in the consolidated financial statements from the dates of acquisition. All intercompany accounts and transactions have been eliminated.
The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the power to control. Control generally equates to ownership percentage, whereby investments that are more than 50 percent owned are consolidated, investments in subsidiaries of 50 percent or less but greater than 20 percent are accounted for using the equity method, and investments in subsidiaries of 20 percent or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy.
Cash and cash equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $356,254 and $371,684 at December 31, 2018 and December 31, 2017, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.
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
Inventories – Inventory costs are determined using the LIFO method for substantially all U.S. inventories. Costs of other inventories have been determined by the first-in, first-out FIFO method. Inventories include direct material, direct labor, and applicable manufacturing and engineering overhead costs. FIFO inventories are valued at cost, which is not in excess of the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. LIFO inventories are valued at the lower of cost or market.

Long-lived assets – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following expected useful lives:

Land improvements	10 to 20 years
Buildings	10 to 40 years
Machinery and equipment	5 to 14 years
Furniture and fixtures	5 to 10 years
Molds, cores and rings	2 to 10 years

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized over the estimated useful life of the software, which ranges from two to eight years.
Intangibles with definite lives include trademarks, technology and intellectual property which are amortized over their remaining useful lives, which range from one to two years. Land use rights are amortized over their remaining useful lives, which range from 37 to 44 years. The Company evaluates the recoverability of long-lived assets based on undiscounted projected cash flows, excluding interest and taxes, when any impairment is indicated. Goodwill and indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred.
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2018	2017	2016
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$76,586	$95,400	$248,381
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,350	52,206	54,480
Effect of dilutive securities - stock options and other stock units	247	467	610
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,597	52,673	55,090
Earnings per share:
Basic	$1.52	$1.83	$4.56
Diluted	$1.51	$1.81	$4.51

At December 31, 2018, 2017 and 2016, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.
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
The Company is exposed to price risk related to forecasted purchases of certain commodities that are used as raw materials, principally natural rubber. Accordingly, it uses commodity contracts with forward pricing for a portion of its production requirements. These contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions.
Income taxes – Income tax expense is based on reported earnings or losses before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority of undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2018, the Company re-evaluated its position on potential earnings repatriation and has concluded that repatriation implications of the Tax Act had no impact on its indefinite reinvestment assertion. As such, no change has been made with respect to that assertion for the year ended December 31, 2018.
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
Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of the revenue component of Net sales at the time of sale. Advertising expense for 2018, 2017 and 2016 was $54,177, $52,798 and $53,715, respectively.
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
Warranties – Warranties are provided on the sale of certain of the Company’s products and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties the Company offers is on a prorated basis. The Company provides for the estimated cost of product warranties based primarily on historical return rate

s, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities which are recorded in Accrued liabilities and Other long-term liabilities on the Company’s Consolidated Balance Sheets:

	2018	2017	2016
Reserve at beginning of year	12,093	10,634	12,339
Additions	13,187	10,310	8,349
Payments	(12,849)	(8,851)	(10,054)
Reserve at December 31	12,431	12,093	10,634

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
Revenue recognition – In accordance with ASC 606 and ASU 2014-09, effective January 1, 2018, revenues are recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale as a reduction to revenue based on anticipated accrual rates for the year.
Research and development – Costs are charged to cost of products sold as incurred and amounted to approximately $64,007, $59,869 and $55,534 during 2018, 2017 and 2016, respectively.
Related Party Transactions – The Company’s COOCSA joint venture paid $28,023, $40,279 and $33,774 in 2018, 2017 and 2016, respectively, to an employment services company in Mexico owned by members of the joint venture workforce. COOCSA also recorded sales of $4,713, $8,209 and $6,335 to the noncontrolling shareholder in 2018, 2017 and 2016, respectively. The Company purchased $775 of TBR tires from Saliun Vietnam in 2018 through an off-take agreement between the two parties.
Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the PRC into the United States were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The Company incurred expense of $22,042 over the final seven months of the year-ended December 31, 2016 related to these additional duties. On February 22, 2017, the U.S. International Trade Commission determined the U.S. market had not suffered material injury because of imports of TBR tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese TBR tires imported subsequent to the preliminary determination were not to be collected and any amounts previously paid have been refunded by U.S. Customs and Border Protection. Further, prospective imports of TBR tires from the PRC are not subject to these additional duties. In the first quarter of 2017, the Company reversed the previously expensed preliminary duties of $22,042 due to the decision by the U.S. International Trade Commission. This amount was recorded as a reduction of Cost of products sold in the Consolidated Statement of Income for the year ended December 31, 2017.
North American Distribution Center – On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company's assets that suffered loss or damage, and the Company worked closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provided coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. For the year ended December 31, 2017, the Company incurred direct expenses of $12,583, less proceeds of $7,000 recovered from insurance. Values reported here are reflective of actual amounts incurred and received during 2017, as updated from previously estimate-based values. For the year ended December 31, 2018, the Company recorded insurance recoveries of $7,300, while incurring direct costs of $1,569. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income for the twelve months ended December 31, 2018 and 2017, respectively. In total, the Company incurred direct expenses of $14,152 related to the tornado, offset by insurance recoveries of $14,300. The Company's insurance claim related to the tornado has been closed, with no further direct expenses or insurance recoveries anticipated.
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
Accounting Pronouncements – Recently adopted
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" (the “new revenue standard”), which supersedes previous revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective transition method. See Note 2 - Revenue from Contracts with Customers for additional details.
Pensions and Postretirement Benefits Other than Pensions
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires changes to the income statement presentation of net periodic benefit cost. The service cost component of net periodic benefit cost will continue to be classified in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of operating profit. In addition, the new standard will allow only the service cost component to be eligible for capitalization, when applicable. The Company adopted the new standard as of January 1, 2018 and revised prior periods in accordance with the standard. See Note 10 - Pensions and Postretirement Benefits Other than Pensions for additional details.
Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard also requires companies to disclose the nature of the restriction on restricted cash. The Company adopted the new standard as of January 1, 2018 and revised prior periods in accordance with the standard. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts reported within the Consolidated Statements of Cash Flows:

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$356,254	$371,684	$504,423	$505,157
Restricted cash included in Other current assets	19,967	19,200	18,499	17,100
Restricted cash included in Other assets	2,025	1,422	1,327	802
Total cash, cash equivalents and restricted cash	$378,246	$392,306	$524,249	$523,059

Restricted cash is comprised primarily of funds within a voluntary employees' beneficiary trust restricted to the future payment of employee benefit obligations and amounts on deposit to collateralize certain credit arrangements in the PRC.

Goodwill
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The standard requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2019. Early adoption is permitted and has been elected by the Company in 2018. Refer to Note 5 - Goodwill and Intangibles for further discussion of the current year goodwill impairment testing.

Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for an election to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company has elected not to reclassify the stranded tax effects due to the Tax Cuts and Jobs Act within accumulated other comprehensive income, as such reclassification is not deemed beneficial to users of the financial statements.

SEC Disclosure Regulation Simplifications
During the fourth quarter of 2018, the SEC published Final Rule Release No. 33-10532, "Disclosure Update and Simplification." This standard, effective for quarterly and annual reports submitted after November 5, 2018, streamlines disclosure requirements by removing certain redundant topics. For the Company, the most notable simplifications include removal of research and development expenses from Item 1 of the Form 10-K, as well as the high and low stock prices and frequency and amount of dividends details from Item 5 of the Form 10-K. Simplifications to be implemented in the first quarter of 2019 in Form 10-Q include the expansion of the shareholders' equity reconciliation to display quarter-to-quarter details.
Accounting Pronouncements – To be adopted

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. The Company will adopt the standard on the required effective date of January 1, 2019 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). The FASB issued multiple amendments to the standard which provided clarification, additional guidance, practical expedients and other improvements to ASU 2016-02.
The new guidance requires recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company's consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will generally be consistent with the current lease accounting guidance. The adoption of the lease standard will result in the recognition of a right-of-use asset and a right-of-use liability on the consolidated balance sheets in a range of approximately $100 to $120 million, based on the present value of future lease payments. The Company anticipates further refinement of this estimate during the first quarter of 2019. The Company's adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The Company does not believe the standard will materially affect consolidated net earnings, liquidity or debt covenant compliance under existing debt agreements.

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

Additionally, in October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815)." The Federal Reserve and Alternative Reference Rates Committee expressed the importance of including the Overnight Index Swap (OIS) rate based on Secured Overnight Financing Rate (SOFR) as a benchmark rate for hedge accounting purposes in facilitating broader use of the underlying SOFR rate in the marketplace to facilitate the move away from LIBOR. This update, effective on January 1, 2019, provides the option to use the OIS rate based on SOFR as a benchmark for hedge accounting. The Company does not currently hold any SOFR-based instruments, but will continue to evaluate its use as the markets transition away from LIBOR.

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
Related Parties
In October 2018, the FASB issued ASU 2018-17 "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for VIEs." When determining if fees paid to decision makers and service providers are variable interests, entities must now also consider indirect interests of those decision makers and service providers held through related parties under common control. This standard is effective January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements.

Note 2. Revenue from Contracts with Customers
Accounting policy
On January 1, 2018, the Company adopted the new revenue standard using the modified retrospective transition method applied to contracts which were not completed as of January 1, 2018. Results from reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported under previous revenue recognition guidance. The new revenue standard requires revenue to be recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services.
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
Nature of goods and services
The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. See Note 18 - Business Segments for additional details on the Company's reportable segments.
The Company’s reportable segments have the following revenue characteristics:

•
Americas Tire Operations - The Americas Tire Operations segment manufactures and markets passenger car and light truck tires. The segment also markets and distributes wheels and racing, motorcycle and TBR tires.

•
International Tire Operations - The International Tire Operations segment manufactures and markets passenger car, light truck, motorcycle, racing, and TBR tires and tire retread material for global markets.

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the year ended December 31, 2018:

	Americas	International	Eliminations	Total
Light vehicle(1)	$2,115,942	$481,499	$(109,400)	$2,488,041
Truck and bus radial	194,558	101,744	(86,160)	210,142
Other(2)	52,146	57,733	—	109,879
Net sales	$2,362,646	$640,976	$(195,560)	$2,808,062

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

Significant changes in the contract liabilities balance during the year ended December 31, 2018 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$1,111
Increases to deferred revenue for cash received in advance from customers	11,427
Decreases due to recognition of deferred revenue	(11,591)
Contract liabilities at December 31, 2018	$947

Transaction price allocated to remaining performance obligations
For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods was not material.
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
Impacts on financial statements
Aside from the enhanced disclosures, adoption of the new revenue standard had no impact on the Company's Consolidated Statement of Income.
The Company has reclassified its volume and customer rebate programs from a contra-asset included within Accounts receivable to a liability within Accrued liabilities on the Consolidated Balance Sheets. The table below summarizes the impact to the balance sheet as of December 31, 2017:

	As Adjusted	Effect of Change	Previously Reported
Accounts receivable, less allowances	$528,250	$100,190	$428,060
Accrued liabilities	280,666	100,190	180,476

Note 3. GRT Acquisition
On January 4, 2016, the Company announced that it had entered into an agreement to purchase a majority of China-based GRT. In the first quarter of 2016, the Company made a down payment in the amount of $5,929 for this transaction in accordance with the purchase agreement. The down payment was fully refundable in the event that the transaction did not close and did not provide the Company with any power to direct the activities of the existing GRT entity prior to the transaction closing. After the transaction closed on December 1, 2016, the Company owned 65 percent of GRT. Based on the Company's ownership percentage and corresponding control of voting rights, the results of GRT and 100 percent of its assets and liabilities were consolidated from the date of the closing.
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

The Company has determined that the nonrecurring fair value measurements related to each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available and, as such, reside within Level 3 of the fair value hierarchy as defined in Note 9 - Fair Value Measurements. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely Property, plant and equipment and the Noncontrolling shareholder interest. The valuation of Property, plant and equipment was developed using primarily the cost approach. The fair value of the Noncontrolling shareholder interest was determined based upon internal and external inputs considering various relevant market transactions and discounted cash flow valuation methods, among other factors.
During the third quarter of 2018, the noncontrolling shareholder of GRT signed a share transfer agreement to transfer its 35 percent ownership to Sailun Jinyu Group Co., Ltd. ("Sailun Parent"). The transfer of ownership has no financial impact on the Company.
On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. The capacity created by this planned facility will decrease expected production requirements for Cooper's GRT joint venture. The Company included the expected impact of the new Vietnam joint venture on projected future cash flows in performing its annual goodwill impairment assessment on GRT. Based on the assessment performed, the goodwill balance was deemed to be fully impaired and resulted in a non-cash fourth quarter 2018 impairment charge of $33,827. Refer to Note 5 - Goodwill and Intangibles for further discussion of the current year goodwill impairment testing.

Note 4. Inventories
Inventory costs are determined using the LIFO method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $380,990 and $415,640 at December 31, 2018 and 2017, respectively. These FIFO values have been reduced by approximately $85,068 and $88,094 at December 31, 2018 and 2017, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.
Note 5. Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. The Company had recorded goodwill in the amount of $33,250 related to the acquisition of GRT in the International Tire Operations segment in 2016 and $18,851 related to the acquisition of additional ownership of COOCSA in the Americas Tire Operations segment in 2011. See Note 3 - GRT Acquisition for a discussion of the goodwill recorded during 2016 and 2017. Goodwill prior to 2011 was zero.
Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment, unless indicators are present that would require an earlier test. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. The capacity created by this planned facility will decrease expected production requirements for Cooper's GRT joint venture. The Company included the expected impact of the new Vietnam joint venture on projected future cash flows in performing its annual goodwill impairment assessment on GRT. Based on the assessment performed, the goodwill balance was deemed to be fully impaired and resulted in a non-cash fourth quarter 2018 impairment charge of $33,827 recorded in the Consolidated Statement of Income. The fair value of GRT utilized in the goodwill impairment assessment was determined based upon internal and external inputs considering various market transactions and discounted cash flow valuation methods, among other factors. This valuation approach represents a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company's use of Company-specific inputs and unobservable measurement inputs.
During the fourth quarter of 2018, the Company also completed its annual goodwill and intangible asset impairment tests and no impairment was indicated for the goodwill related to the acquisition of additional ownership of COOCSA or the Company's other indefinite-lived intangible assets.
The following table presents intangible assets and accumulated amortization balances as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Capitalized software costs	197,338	(97,972)	99,366	192,474	(81,908)	110,566
Land use rights	14,526	(3,860)	10,666	12,850	(1,230)	11,620
Trademarks and tradenames	8,000	(7,823)	177	8,800	(7,547)	1,253
Other	3,261	(2,966)	295	2,668	(2,668)	—
	223,125	(112,621)	110,504	216,792	(93,353)	123,439
Indefinite-lived:
Trademarks	9,817		9,817	9,817	—	9,817
	$232,942	$(112,621)	$120,321	$226,609	$(93,353)	$133,256

Estimated amortization expense over the next five years is as follows: 2019 - $17,356, 2020 - $17,258, 2021 - $16,674, 2022 - $15,011 and 2023 - $14,075.
Note 6. Accrued Liabilities
Accrued liabilities at December 31 were as follows:

	2018	2017
Volume and customer rebate programs	$115,623	$100,190
Payroll and employee benefits, excluding postemployment benefits	63,557	59,593
Product liability	30,550	44,700
Advertising	16,036	17,476
Other postretirement benefits	15,344	14,838
Taxes other than income taxes	13,571	9,770
Warranty	8,273	8,304
Other	19,696	25,795
Accrued liabilities	$282,650	$280,666

In conjunction with the adoption of the new revenue standard as of January 1, 2018, the Company has reclassified its volume and customer rebate programs from a contra-asset included within Accounts receivable to a liability within Accrued liabilities in its December 31, 2017 Consolidated Balance Sheet.
Note 7. Income Taxes
Components of income from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2018	2017	2016
United States	$108,838	$211,225	$319,156
Foreign	5,220	32,700	47,937
Total	$114,058	$243,925	$367,093

The provision (benefit) for income tax for continuing operations consisted of the following:

	2018	2017	2016
Current:
Federal	$56	$69,463	$100,714
State and local	5,350	6,304	12,445
Foreign	7,214	9,842	14,990
	12,620	85,609	128,149
Deferred:
Federal	18,293	48,866	(6,730)
State and local	3,266	4,915	(763)
Foreign	(684)	7,790	(4,857)
	20,875	61,571	(12,350)
	$33,495	$147,180	$115,799

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Act, which made broad and complex changes to the tax code. In conjunction with guidance set forth under SAB 118 pertaining to the Tax Act, the Company recorded provisional amounts both for the impact of remeasurement on its U.S. deferred tax assets to the new U.S. statutory rate of 21 percent and for the mandatory Transition Tax on unrepatriated foreign earnings. During the year ended December 31, 2018, the Company updated its SAB 118 provisional estimates with respect to remeasurement of U.S. deferred tax assets and the Transition Tax on unrepatriated foreign earnings and recorded a tax benefit of $3,576 and tax expense of $5,026, respectively. Accounting for the income tax effect of these elements of the Tax Act has concluded and the Company has disclosed the impact on its effective tax rate for the year ended December 31, 2018 as part of its reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate. The Company's outstanding Transition Tax payable as a result of the enactment of the Tax Act and subsequent SAB 118 revisions was $18,773 and $35,378 at December 31, 2018 and 2017, respectively.

The Tax Act also subjects a U.S. parent shareholder to current tax on its global intangible low-taxed income (“GILTI”). At December 31, 2017, a provisional estimate under SAB 118 could not be made and the Company had not yet elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as a period cost when incurred. For the year ended December 31, 2018, the Company has determined that its accounting policy will be to record GILTI as a period cost only in the period it is incurred. The Company has disclosed the impact of the estimated net GILTI inclusion before applicable foreign tax credit as part of its reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate.
Prior to enactment of the Tax Act, the Company did not recognize a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on unremitted foreign earnings because it overcame the presumption of the repatriation of those earnings. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2018, the Company re-evaluated its position on potential earnings repatriation and has concluded that repatriation implications of the Tax Act had no impact on its indefinite reinvestment assertion. As such, no change has been made with respect to the Company's indefinite reinvestment assertion for the year ended December 31, 2018 and foreign income, foreign withholding, and state income tax liabilities have not been recorded on approximately $478 million of undistributed earnings.
A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2018	2017	2016
Income tax provision at 35 percent	$—	$85,375	$128,483
Income tax provision at 21 percent	23,952	—	—
Net U.S. GILTI inclusion	1,455	—	—
Goodwill impairment	8,432	—	—
Valuation allowance - Other	(158)	(651)	—
Valuation allowance - China	(2,275)	(6,671)	(2,441)
Valuation allowance - U.K.	—	18,915	—
State and local income tax, net of federal income tax effect	4,011	7,867	8,693
Domestic manufacturing deduction	—	(2,940)	(9,870)
U.S. tax credits	(4,401)	(2,474)	(3,013)
Tax law or rate change excluding U.S. tax act	—	—	794
U.S. tax reform incl. SAB 118 provisional adjustment - transition tax	5,026	35,378	—
U.S. tax reform incl. SAB 118 provisional adjustment - remeasurement of deferred taxes	(3,576)	20,413	—
Difference in effective tax rates of international operations	(1,124)	(4,667)	(4,900)
Income tax contingencies, net of federal income tax effect	1,263	(551)	(1,900)
Other - net	890	(2,814)	(47)
Provision for income taxes	$33,495	$147,180	$115,799

Payments for income taxes in 2018, 2017 and 2016, net of refunds, were $19,763, $67,782 and $131,001, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2018	2017
Deferred tax assets:
Postretirement and other employee benefits	$97,269	$116,321
Product liability	27,922	32,668
Net operating loss, capital loss, and tax credit carryforwards	11,064	14,174
All other items	29,375	33,423
Total deferred tax assets	165,630	196,586
Deferred tax liabilities:
Property, plant and equipment	(108,668)	(101,720)
All other items	(6,196)	(6,099)
Total deferred tax liabilities	(114,864)	(107,819)
	50,766	88,767
Valuation allowances	(22,620)	(30,102)
Net deferred tax asset	$28,146	$58,665

At December 31, 2018, the Company has gross U.S. federal and foreign tax losses available for carryforward of $6,675 and $62,903, respectively. U.S. federal and foreign tax attributes will expire from 2019 through 2027. The Company has $228 of state tax credits available for carryforward. State tax attributes will expire from 2019 through 2027. For these jurisdictions, valuation allowances have been recorded against those attributes for which, based upon an assessment, it is more likely than not that some portion may not be realized.
The Company considers, on a quarterly basis, all available positive and negative evidence in assessing whether it is more likely than not that some portion or all of its deferred tax assets are realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred income tax liabilities) during the periods in which those deductible temporary differences reverse. As a result, the Company considers the historical and projected financial results of the tax paying component recording the deferred tax asset as well as all other positive and negative evidence including cumulative losses in recent years, a history of potential tax benefits expiring unused and whether a period of sustainable earnings has been demonstrated. During the year ended December 31, 2018, the Company has assessed all available positive and negative evidence available and, based on the weight of existing negative evidence, has maintained valuation allowances totaling $22,620 against deferred tax assets primarily in China, Serbia, and the U.K.
The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $6,525 at December 31, 2018, as itemized in the tabular roll forward below. The unrecognized tax benefits at December 31, 2018 relate to uncertain tax positions in tax years 2013 through 2018. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

Unrecognized Tax Benefits
Balance at December 31, 2015	$5,843
Settlements for tax positions of prior years	(518)
Additions for tax positions of current year	714
Additions for tax positions of prior years	1,518
Statute lapses	(4,360)
Balance at December 31, 2016	3,197
Settlements for tax positions of prior years	(139)
Additions for tax positions of the current year	47
Additions for tax positions of prior years	438
Statute lapses	(1,260)
Balance at December 31, 2017	2,283
Settlements for tax positions of prior years	(364)
Additions for tax positions of the current year	2,555
Additions for tax positions of prior years	2,881
Statute lapses	(830)
Balance at December 31, 2018	$6,525

Of this amount, the effective rate would change upon the recognition of approximately $5,820 of these unrecognized tax benefits, net of federal income tax effect. The Company recorded, through the tax provision, approximately $27 of benefit on interest reduction for 2018, $17 of benefit on interest reduction for 2017, and $347 of benefit on interest reduction for 2016. At December 31, 2018, the Company has $91 of interest accrued as an ASC 740-10 reserve.
The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for tax years before 2015 and state and local examinations for tax years before 2013, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are generally no longer subject to income tax examinations in major foreign taxing jurisdictions for tax years prior to 2013. The income tax returns of certain of our subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.
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
The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2018 or 2017. Amounts used to secure letters of credit totaled $16,800 and $17,600 at December 31, 2018 and 2017, respectively. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2018, was $493,800.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $64,800 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $49,500 at December 31, 2018.

In 2010 and 2017, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping and construction of expansions, as well as the on-going operations of the Texarkana manufacturing facility, in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. The assets related to the expansion and on-going plant operations provide security for the bonds issued by the City of Texarkana. As a result, the City retains title to the assets and, in turn, provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRBs, because the arrangements are cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder, as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligations and IRB assets are recorded net in the Consolidated Balance Sheets. At December 31, 2018 and 2017, the assets and liabilities associated with these City of Texarkana IRBs were $35,000 and $24,100, respectively.
The following table summarizes the long-term debt of the Company at December 31, 2018 and 2017. Except for the capitalized leases and other, the long-term debt is due in an aggregate principal payment on the due date:

	2018	2017
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Capitalized leases and other	6,245	7,684
	296,703	298,142
Less: unamortized debt issuance costs	659	742
	296,044	297,400
Less: current maturities	174,760	1,413
	$121,284	$295,987

Over the next five years, the Company has payments related to the above debt of:

Future Debt Payments
2019	$174,760
2020	—
2021	5,063
2022	—
2023 through 2027	116,880

In addition, at December 31, 2018 and 2017, the Company had short-term notes payable of $15,288 and $39,450, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at December 31, 2018 and 2017 was 4.82 percent and 4.46 percent, respectively.
Interest paid on debt during 2018, 2017 and 2016 was $34,070, $34,085 and $28,842, respectively. The amount of interest capitalized was $2,663, $2,706 and $3,016 during 2018, 2017 and 2016, respectively.
Note 9. Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to three years. The notional amount of these foreign currency derivative instruments at December 31, 2018 and 2017 was $129,542 and $134,530, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts (approximately $713 and $(2,640) as of December 31, 2018 and 2017, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

	Year Ended December 31,
Assets/(liabilities)	2018	2017
Designated as hedging instruments:
Gross amounts recognized	$(1,524)	$(2,808)
Gross amounts offset	2,237	168
Net amounts	713	(2,640)
Not designated as hedging instruments:
Gross amounts recognized	(544)	(684)
Gross amounts offset	201	97
Net amounts	(343)	(587)
Net amounts presented:
Other current assets (Accrued liabilities)	$1,750	$(1,893)
Other long-term liabilities	$(1,380)	$(1,334)

The following table presents the location and amount of gains and losses on derivative instruments in the Consolidated Statements of Income:

	Year Ended December 31,
Derivatives Designated as Cash Flow Hedges	2018	2017	2016
Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)	$5,040	$(6,092)	$(2,471)
Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	(2,412)	3,619	100

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Year Ended December 31,
		2018	2017	2016
Foreign exchange contracts	Other non-operating income (expense)	$602	$(3,464)	$(156)

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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$370	$—	$370	$—
Stock-based Liabilities	$(14,644)	$(14,644)	$—	$—

	December 31, 2017
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$(3,227)	$—	$(3,227)	$—
Stock-based Liabilities	$(16,713)	$(16,713)	$—	$—

The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash included in Other current assets, Restricted cash included in Other assets, Notes payable and Current portion of long-term debt at December 31, 2018 and 2017 are equal to their corresponding carrying values as reported on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair market value of Long-term debt is $137,343 and $329,329 at December 31, 2018 and 2017, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is $121,284 and $295,987 as reported on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

Note 10. Pensions and Postretirement Benefits Other than Pensions
The Company has a number of plans providing pension and retirement benefits. These plans include defined benefit and defined contribution plans. The plans cover substantially all U.S. domestic employees. There are also plans that cover employees in the U.K. and Germany. The Company has an unfunded, nonqualified supplemental retirement benefit plan in the U.S. covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.
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
Participation in the Company’s defined contribution plans is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Certain employees covered by collective bargaining units receive restricted access company contributions. Expense for those plans was $12,424, $13,931 and $13,260 for 2018, 2017 and 2016, respectively.
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
In accordance with U.S. GAAP, the Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of its pension and OPEB plans and the net unrecognized actuarial losses and unrecognized prior service costs in the consolidated balance sheets. The unrecognized actuarial losses and unrecognized prior service costs (components of Accumulated other comprehensive loss in the Equity section of the balance sheet) will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income.

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2018 Pension Benefits			2017 Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2018	2017
Change in benefit obligation:
Projected Benefit Obligation at beginning of year	$1,088,633	$461,426	$1,550,059	$1,040,498	$422,528	$1,463,026	$271,726	$262,275
Service cost - employer	10,363	—	10,363	9,860	—	9,860	1,948	2,003
Interest cost	36,840	11,161	48,001	39,251	11,525	50,776	9,251	10,063
Actuarial (gain)/loss	(67,543)	(28,064)	(95,607)	59,137	2,567	61,704	(19,909)	8,190
Benefits paid	(63,542)	(17,889)	(81,431)	(60,113)	(15,959)	(76,072)	(11,218)	(10,805)
Plan Amendment	—	3,704	3,704	—	—	—	—	—
Foreign currency translation effect	—	(25,709)	(25,709)	—	40,765	40,765	—	—
Projected Benefit Obligation at December 31	$1,004,751	$404,629	$1,409,380	$1,088,633	$461,426	$1,550,059	$251,798	$271,726
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	$944,346	$385,879	$1,330,225	$848,341	$328,533	$1,176,874	$—	$—
Actual return on plans’ assets	(33,063)	(8,591)	(41,654)	120,620	27,199	147,819	—	—
Employer contribution	64,388	10,725	75,113	35,498	13,080	48,578
Benefits paid	(63,542)	(17,889)	(81,431)	(60,113)	(15,959)	(76,072)
Foreign currency translation effect	—	(21,123)	(21,123)	—	33,026	33,026	—	—
Fair value of plans’ assets at December 31	$912,129	$349,001	$1,261,130	$944,346	$385,879	$1,330,225	$—	$—
Funded status	$(92,622)	$(55,628)	$(148,250)	$(144,287)	$(75,547)	$(219,834)	$(251,798)	$(271,726)
Amounts recognized in the balance sheets:
Accrued liabilities	$(300)	$—	$(300)	$(300)	$—	$(300)	$(15,344)	$(14,838)
Postretirement benefits other than pensions			—	—	—	—	$(236,454)	$(256,888)
Pension benefits	$(92,322)	$(55,628)	$(147,950)	$(143,987)	$(75,547)	$(219,534)	—	—

Included in Accumulated other comprehensive loss at December 31, 2018 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($497) (($373) net of tax) and unrecognized actuarial losses of $438,176 ($401,979 net of tax).
Included in Accumulated other comprehensive loss at December 31, 2017 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($1,038) (($779) net of tax) and unrecognized actuarial losses of $489,008 ($439,666 net of tax).
The prior service credit and actuarial loss included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2019 are ($409) and $36,783, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $1,406,263 and $1,546,705 at December 31, 2018 and 2017, respectively.

On October 26, 2018, in Lloyds Banking Group Pensions Trustees Limited vs. Lloyds Bank plc and Others, the High Court of Justice in the United Kingdom issued a ruling ("Court Ruling") requiring Lloyds Bank plc to equalize benefits payable to men and women under its U.K. defined benefit pension plan. The Court Ruling noted that the formulas used to determine guaranteed minimum pension (GMP) benefits violated gender-pay equality laws due to differences in the way benefits were calculated for men and women. As a result of this ruling, the U.K. pension plan was required to amend its benefit formulas and account for the higher pension payments resulting from GMP equalization. In accordance with ASC 715, this Court Ruling represents a change to the U.K. pension plan resulting in a retroactive increase in benefit levels for plan participants and has been accounted for as a prior service cost deferred in Other comprehensive loss, to be amortized as a component of net periodic benefit cost in future periods. The U.K. pension plan projected benefit obligation increased $3,704 as a result of the amendment required due to the Court Ruling.
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
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
All plans
Discount rate	3.70%	3.20%	4.05%	3.50%
Domestic plans
Discount rate	4.05%	3.50%	4.05%	3.50%
Foreign plans
Discount rate	2.80%	2.50%	—	—

At December 31, 2018, the weighted average assumed annual rate of increase in the cost of medical benefits was 6.75 percent trending linearly to 4.50 percent per annum in 2028.

The following tables disclose the amount of net periodic benefit costs for the years ended December 31, 2018, 2017 and 2016, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic			Pension Benefits - International
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$10,363	$9,860	$9,613	$—	$—	$9
Interest cost	36,840	39,251	41,595	11,161	11,525	14,097
Expected return on plan assets	(54,037)	(54,058)	(57,438)	(12,073)	(11,262)	(11,322)
Amortization of actuarial loss	32,941	37,122	38,490	4,264	5,448	5,134
Effect of settlements	—	—	12,262	—	—	—
Net periodic benefit cost	$26,107	$32,175	$44,522	$3,352	$5,711	$7,918

	Other Post Retirement Benefits
	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$1,948	$2,003	$2,149
Interest cost	9,251	10,063	10,819
Amortization of prior service cost	(541)	(566)	(566)
Net periodic benefit cost	$10,658	$11,500	$12,402

As discussed in Note 1 - Significant Accounting Policies, the Company retrospectively applied the adoption of ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” as of January 1, 2018. The effect of the retrospective presentation change related to the net periodic cost of the Company's defined benefit plans and other postretirement benefits on the Company's Consolidated Statement of Income for the years ended December 31, 2017 and 2016, respectively, is shown in the following tables:

		Effect of change
December 31, 2017	As Adjusted	Americas	International	Corporate	Previously Reported
Cost of products sold	$2,303,261	$29,181	$5,711	$—	$2,338,153
Selling, general and administrative expense	242,148	1,185		1,446	244,779
Other pension and postretirement benefit expense	$(37,523)	$(30,366)	$(5,711)	$(1,446)	$—

		Effect of change
December 31, 2016	As Adjusted	Americas	International	Corporate	Previously Reported
Cost of products sold	$2,234,786	$29,824	$7,909	$—	$2,272,519
Selling, general and administrative expense	252,625	1,848		1,228	255,701
Pension settlement charges	—	—	—	12,262	12,262
Other pension and postretirement benefit expense	$(53,071)	$(31,672)	$(7,909)	$(13,490)	$—

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
All plans
Discount rate	3.20%	3.54%	4.10%	3.50%	3.95%	4.20%
Expected return on plan assets	5.34%	5.57%	6.16%	—%	—%	—%
Domestic plans
Discount rate	3.50%	3.90%	4.20%	3.50%	3.95%	4.20%
Expected return on plan assets	6.25%	6.50%	7.00%	—%	—%	—%
Foreign plans
Discount rate	2.50%	2.50%	3.84%	—%	—%	—%
Expected return on plan assets	3.19%	3.29%	3.99%	—%	—%	—%

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2018 and 2017:

	2018		2017
	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets	Projected benefit obligation exceeds plan assets	Accumulated benefit obligation exceeds plan assets
Projected benefit obligation	$1,409,380	$1,409,380	$1,550,059	$1,550,059
Accumulated benefit obligation	1,406,263	1,406,263	1,546,705	1,546,705
Fair value of plan assets	1,261,130	1,261,130	1,330,225	1,330,225

Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$44	$38
Increase (decrease) in the other postretirement benefit obligation	1,078	(950)

The table below presents the Company’s weighted average asset allocations for its domestic and U.K. pension plans’ assets at December 31, 2018 and December 31, 2017 by asset category.

	U.S. Plans		U.K. Plan
Asset Category	2018	2017	2018	2017
Fixed Income Collective Trust Funds and Securities	68%	52%	70%	68%
Equity Collective Trust Funds and Securities	26	40	17	18
Other Investment Collective Trust Funds and Securities	3	6	12	13
Cash	3	2	1	1
Total	100%	100%	100%	100%

The Company manages the plans' asset allocation relative to the liability profile and funded status of the plans. It is expected that as the plan’s funded status improves, the portfolio will take less risk as to preserve the funded status of the plan framework. The plans follow a glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level. The plans' position with respect to the glide path is monitored and asset allocation and strategy changes to the plans' portfolio are made as appropriate. The plans' strategy is also monitored in relation to the capital markets, interest rates, and the regulatory environment. The assets of the Company’s pension plan in Germany consist of investments in German insurance contracts.
In 2018, the Company made a $25 million one-time additional discretionary contribution to the U.S. pension plans. This contribution improved the funding of the U.S. pension plans, while generating tax savings for the Company due to the deductibility of the contribution on the Company's 2017 tax return at a 35 percent federal corporate income tax rate, prior to the enactment of the Tax Act as of January 1, 2018.

The fair market value of U.S. plan assets was $912,129 and $944,346 at December 31, 2018 and 2017, respectively. The fair market value of the U.K. plan assets was $347,108 and $383,831 at December 31, 2018 and 2017, respectively. The fair market value of the German pension plan assets was $1,893 and $2,048 at December 31, 2018 and 2017, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 9 - Fair Value Measurements.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	NAV(1)
December 31, 2018
United States plans
Cash and cash equivalents	$23,896	$23,896	$—	$—	$—
Collective Trust Funds - Equity	238,795	—	—	—	238,795
Collective Trust Funds - Fixed income	622,576	—	10,514	—	612,062
Collective Trust Funds - Real Estate	26,862	$—	$—	$—	$26,862
	$912,129	$23,896	$10,514	$—	$877,719
United Kingdom plan
Cash and cash equivalents	$1,644	$1,644	$—	$—	$—
Equity securities	58,848	58,848	—	—	—
Fixed income securities	244,262	244,262	—	—	—
Other investments	42,354	—	13,416	28,938	—
	$347,108	$304,754	$13,416	$28,938	$—
December 31, 2017
United States plans
Cash & Cash Equivalents	$18,819	$18,819	$—	$—	$—
Collective Trust Funds - Equity	381,696	—	—	—	381,696
Collective Trust Funds - Fixed Income	490,955	—	1,075	—	489,880
Collective Trust Funds - Real Estate	52,876	—	—	—	52,876
	$944,346	$18,819	$1,075	$—	$924,452
United Kingdom plan
Cash & Cash Equivalents	$1,578	$1,578	$—	$—	$—
Equity securities	69,547	69,547	—	—	—
Fixed income securities	261,260	261,260	—	—
Other investments	51,446	—	13,376	38,070
	$383,831	$332,385	$13,376	$38,070	$—

(1) Investments in common/ collective trusts invest primarily in publicly traded securities and are valued using net asset value (NAV) of units of a bank collective trust. Therefore, these amounts have not been classified in the fair value hierarchy and are presented in the tables to reconcile the fair value hierarchy to the total fair value of plan assets. The prior year presentation of the investment classification has been modified to align with the current year presentation.
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
Collective trust funds – Collective trust funds are valued at the net asset value of units held at year end and are excluded from the fair value hierarchy. The Collective trust funds fair value has been included within the table above based on the underlying investment strategy.
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
The following table details the activity in these investments for the years ended December 31, 2016, 2017 and 2018:

U.K. Plan Level 3 Assets
Balance at December 31, 2015	$27,062
Transfer into level 3	9,489
Disbursements	—
Change in fair value	3,545
Foreign currency translation effect	(6,300)
Balance at December 31, 2016	33,796
Transfer into level 3	—
Disbursements	—
Change in fair value	969
Foreign currency translation effect	3,305
Balance at December 31, 2017	38,070
Transfer into level 3	—
Disbursements	—
Change in fair value	(7,294)
Foreign currency translation effect	(1,838)
Balance at December 31, 2018	$28,938

The Company determines the annual expected rates of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. These computed rates of return are reviewed by the Company’s investment advisers and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.
During 2018, the Company contributed $75,113 to its domestic and foreign pension plans, and during 2019, the Company expects to contribute between $45,000 and $55,000 to its domestic and foreign pension plans.
The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits
2019	$83,902	$15,344
2020	84,330	15,927
2021	85,273	16,238
2022	86,832	16,446
2023	87,019	16,557
2024 through 2028	442,081	82,022

Note 11. Other Long-Term Liabilities
Other long-term liabilities at December 31 were as follows:

	2018	2017
Product liability	$81,574	$85,192
Long-term income taxes payable	20,145	29,463
Stock-based liabilities	14,451	14,365
Other	19,560	15,197
Other long-term liabilities	$135,730	$144,217

Note 12. Common Stock
Share Repurchase Programs
Share repurchase programs require the approval of the Company's Board of Directors. The following table summarizes the Company’s Board authorized share repurchase programs and related information for the years ended December 31, 2018, 2017 and 2016:

Program(1)	Date Authorized by Board of Directors	Expiration Date	Amount Authorized (excluding commissions)	Amount Spent as of December 31, 2018 (excluding commissions)	Status
2017 Repurchase Program	February 16, 2017	December 31, 2019	$300,000	$106,877	Active
2016 Repurchase Program	February 19, 2016	December 31, 2017	200,000	104,366	Superseded(2)

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
The following table summarizes the Company’s open market and 10b5-1 plan share repurchase activity and related information during the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Average Repurchase Price Per Share	Amount (including commissions)
2018 share repurchase activity:
2017 Repurchase Program	1,018,089	29.65	$30,183
Total share repurchases	1,018,089		30,183
2017 share repurchase activity:
2017 Repurchase Program	2,136,237	$35.95	$76,788
2016 Repurchase Program	383,690	36.70	14,080
Total share repurchases	2,519,927	36.06	$90,868
2016 share repurchase activity:
2016 Repurchase Program	2,630,433	$34.36	$90,377
2015 Repurchase Program	497,094	35.45	17,622
Total share repurchases	3,127,527	34.53	$107,999

Since the share repurchases began in August 2014 through December 31, 2018, the Company has repurchased 15,768,845 shares of the Company’s common stock at an average cost of $34.11 per share.

Reserved Shares
There were 7,646,708 common shares reserved for grants under compensation plans at December 31, 2018. The Company eliminated the option for plan participants in the Company’s Spectrum Investment Savings Plan and Pre-Tax Savings plans to purchase additional shares of the Company’s common stock in March 2014.
Note 13. Stock-Based Compensation
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
The following table discloses the amount of stock-based compensation expense:

	Stock-Based Compensation
	2018	2017	2016
Stock options	$—	$14	$506
Restricted stock units	3,196	3,302	5,595
Performance stock units	672	693	7,469
Total stock-based compensation	$3,868	$4,009	$13,570

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
In February 2013, executives participating in the 2013-2015 Long-Term Incentive Plan were granted 330,639 stock options, which vested one-third each year through February 2016. In February 2014, executives participating in the 2014-2016 Long-Term Incentive Plan were granted 380,064 stock options, which will vest one-third each year through February 2017. No stock options have been granted to executives participating in the Long-Term Incentive Plan since then. Outstanding options do not contain any performance-based criteria. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.
Summarized information for the plans follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2017	285,579	$22.08
Granted	—	—
Exercised	(16,111)	19.01
Expired	—	—
Canceled	(666)	18.71
Outstanding at December 31, 2018	268,802	22.27	$2,704
Exercisable at December 31, 2018	268,802	22.27	2,704

	Year ended December 31,
	2018	2017	2016
Weighted average grant-date fair value of options granted (per share)	$—	$—	$—
Aggregate intrinsic value of options exercised (thousands)	$298	$4,194	$2,640
Weighted average grant-date fair value of shares vested (thousands)	$—	$1,400	$2,633

The weighted average remaining contractual life of options outstanding at December 31, 2018 is 3.8 years. All outstanding stock options are exercisable.
Segregated disclosure of options outstanding at December 31, 2018 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63
Options outstanding	38,660	230,142
Weighted average exercise price	$11.99	$24.00
Remaining contractual life	2.2	4.1
Options exercisable	38,660	230,142
Weighted average exercise price	$11.99	$24.00

At December 31, 2018, the Company had fully amortized all expense related to its stock option awards.
Restricted Stock Units
Under the 2001 and 2014 Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the Long-Term Incentive Plan. The restricted stock units granted in 2016, 2017 and 2018 have vesting periods of three to four years. In February 2016, employees participating in the 2016-2018 Long-Term Incentive Plan were granted 106,287 restricted stock units which vest one-third each year through February 2019. In February 2017, employees participating in the 2017-2019 Long-Term Incentive Plan were granted 82,563 restricted stock units which vest one-third each year through February 2020. In February 2018, employees participating in the 2018-2020 Long-Term Incentive Plan were granted 92,373 restricted stock units which vest one-third each year through February 2021. Compensation expense related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months to vest in the restricted stock units, even if retirement eligible.
The following table provides details of the nonvested restricted stock units for 2018:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)
Nonvested at December 31, 2017	180,388	$37.14
Granted	141,073	34.53
Vested	(81,282)	36.91
Canceled	(2,855)	36.04
Accrued dividend equivalents	3,667	35.96
Nonvested at December 31, 2018	240,991	$35.69

	Year ended December 31,
	2018	2017	2016
Weighted average grant-date fair value of restricted shares granted (per share)	$34.53	$38.33	$36.02
Weighted average grant-date fair value of shares vested (thousands)	$3,000	$5,627	$3,195

The number of vested restricted stock units at December 31, 2018 and 2017 was 1,460 and 2,499, respectively. At December 31, 2018, the Company has $2,897 of unvested compensation cost related to restricted stock units and this cost will be recognized as expense over a weighted average period of 28 months.

Performance Stock Units
Compensation related to the performance stock units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics. During 2014, executives participating in the Company’s Long-Term Incentive Plan earned 123,788 performance stock units based on the Company’s financial performance in 2014. Of these units, 49,248 vested in 2014, 32,074 vested in 2015 and 38,091 vested in 2016. During 2015, executives participating in the Company’s Long-Term Incentive Plan earned 231,543 performance stock units based on the Company’s financial performance in 2015. Of these units, 69,912 vested in 2015, 83,371 vested in 2016 and 66,909 vested in 2017. During 2016, executives participating in the Company’s Long-Term Incentive Plan earned 179,865 performance stock units based on the Company’s financial performance in 2016. Of these units, 55,570 vested in 2016, 45,435 vested in 2017 and 48,163 vested in 2018, respectively. During 2017, executives participating in the Company’s Long-Term Incentive Plan did not earn any performance stock units based on the Company’s financial performance in 2017. During 2018, executives participating in the Company’s Long-Term Incentive Plan earned 32,517 performance stock units based on the Company’s financial performance in 2018. Of these units, 7,350 vested in 2018, 10,922 will vest in 2019 and 13,799 will vest in 2020, respectively. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.
The following table provides details of the nonvested performance stock units earned under the Company’s Long-Term Incentive Plan:

	Number of Performance Units	Weighted Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2017	49,051	$36.76
Earned	32,517	36.08
Vested	(49,524)	36.76
Canceled	(750)	36.41
Accrued dividend equivalents	777	36.76
Nonvested at December 31, 2018	32,071	$27.79

The weighted average fair value of performance stock units granted in 2018, 2017 and 2016 was $36.08, $38.23 and $36.76, respectively.
At December 31, 2018, the Company had $392 of unvested compensation cost related to performance stock units and this cost will be recognized as expense over a weighted average period of 20 months.
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
At December 31, 2018, the company had 2,223,534 shares available for future issuance under equity compensation plans.
In 2018, excess tax benefits were not material, while in 2017, $1,877 of excess tax benefits were recognized as a discrete item in the provision for income taxes and included as an operating activity in the Consolidated Statement of Cash Flows as a result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The Company recognized $274 of excess tax benefits on stock based compensation transactions as a financing cash inflow for the year ended December 31, 2016.

Note 14. Changes in Accumulated Other Comprehensive Income (Loss) by Component
The balances of each component of accumulated other comprehensive income (loss) in the accompanying Consolidated Statements of Equity were as follows:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending balance, December 31, 2016	(75,415)	1,967	(471,703)	(545,151)
Other comprehensive (loss) income before reclassifications	35,475	(6,092)	13,385	42,768
Foreign currency translation effect	—	—	(7,855)	(7,855)
Income tax effect	—	1,823	191	2,014
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	3,619	—	3,619
Amortization of prior service credit	—	—	(566)	(566)
Amortization of actuarial losses	—	—	42,570	42,570
Income tax effect	—	(968)	(14,909)	(15,877)
Other comprehensive income (loss)	35,475	(1,618)	32,816	66,673
Ending balance, December 31, 2017	(39,940)	349	(438,887)	(478,478)
Other comprehensive income (loss) before reclassifications	(22,193)	5,040	9,209	(7,944)
Foreign currency translation effect	—	—	(264)	(264)
Income tax effect	—	(1,213)	(242)	(1,455)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(2,412)	—	(2,412)
Amortization of prior service credit	—	—	(541)	(541)
Amortization of actuarial losses	—	—	37,203	37,203
Income tax effect	—	386	(8,084)	(7,698)
Other comprehensive (loss) income	(22,193)	1,801	37,281	16,889
Ending balance, December 31, 2018	(62,133)	2,150	(401,606)	(461,589)

Note 15. Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	2018	2017	2016
Net income attributable to noncontrolling shareholders’ interests	$3,977	$1,345	$2,913
Other comprehensive income (loss):
Currency translation adjustments	(2,237)	3,375	(4,573)
Comprehensive income (loss) attributable to noncontrolling shareholders’ interests	$1,740	$4,720	$(1,660)

Note 16. Lease Commitments
The Company rents certain distribution and other facilities and equipment under long-term leases expiring at various dates. The total rental expense for the Company, including these long-term leases and all other rentals, was $57,426, $53,532 and $41,397 for 2018, 2017 and 2016, respectively.
Future minimum payments for all non-cancelable operating leases through the end of their terms, which in aggregate total $125,729, are listed below. Certain of these leases contain provisions for optional renewal at the end of the lease terms.

2019	$31,711
2020	27,861
2021	17,158
2022	12,951
2023	9,324
Thereafter	26,724

Note 17. Contingent Liabilities
Product Liability Claims
The Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. Each of the product liability claims faced by the Company generally involves different types of tires and circumstances surrounding the accident such as different applications, vehicles, speeds, road conditions, weather conditions, driver error, tire repair and maintenance practices, service life conditions, as well as different jurisdictions and different injuries. In addition, in many of the Company’s product liability lawsuits the plaintiff alleges that his or her harm was caused by one or more co-defendants who acted independently of the Company. Accordingly, both the claims asserted and the resolutions of those claims have an enormous amount of variability. The aggregate amount of damages asserted at any point in time is not determinable since often times when claims are filed, the plaintiffs do not specify the amount of damages. Even when there is an amount alleged, at times the amount is wildly inflated and has no rational basis..
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s quarterly reviews completed in the third quarter of 2018, the Company reduced its estimate of pending and anticipated product liability claims, which resulted in a benefit of $31,058 in the quarter. In the third quarter of 2017, a similar reviews was performed and the Company recognized a benefit of $40,700. The reduced estimate of pending and anticipated product liability claims, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company decreased its accrual from $129,892 at December 31, 2017 to $112,124 at December 31, 2018.
The addition of another year of self-insured incidents accounted for an increase of $42,354 in the Company's product liability reserve in 2018. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $38,732.
During 2018 the Company paid $21,390 and during 2017, the Company paid $55,671 to resolve cases and claims. The Company’s product liability reserve balance at December 31, 2018 totaled $112,124 (the current portion of $30,550 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2017 totaled $129,892 (current portion of $44,700).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expense totaled $17,692, $25,970 and $65,448 in 2018, 2017 and 2016. Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income.
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
Employment Contracts and Agreements
No executives have employment agreements as of December 31, 2018. The Executive Officers and certain other employees are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.
At December 31, 2018, approximately 38 percent of the Company’s workforce was represented by collective bargaining units.
Note 18. Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.

North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from GRT and through an off-take agreement that was entered with PCT, the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, and large retail chains that sell tires as well as other automotive products. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. On December 1, 2016, the Company acquired 65 percent ownership of China-based GRT, a joint venture manufacturing facility located in the PRC. GRT serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018, which were subsequently extended and now expire in mid-2020. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a growing portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, England facility. Light vehicle tire production is expected to be phased out over a period of approximately 10 months. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
The following customers of the Americas Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2018, 2017 and 2016. Net sales and percentage of consolidated Company sales for these customers in 2018, 2017 and 2016 were as follows:

	2018		2017		2016
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
American Tire Distributors, Inc.	$310,070	11%	$252,395	9%	$265,315	9%
TBC/Treadways	$231,896	8%	$304,840	11%	$414,556	14%

The accounting policies of the reportable segments are consistent with those described in the Significant Accounting Policies note to the consolidated financial statements. Corporate administrative expenses are allocated to segments based principally on assets, employees and sales. The following table details segment financial information:

	2018	2017	2016
Net sales:
Americas Tire
External customers	$2,330,457	$2,376,808	$2,549,743
Intercompany	32,189	39,970	50,580
	2,362,646	2,416,778	2,600,323
International Tire
External customers	477,621	477,848	375,126
Intercompany	163,355	141,021	88,877
	640,976	618,869	464,003
Eliminations	(195,560)	(180,991)	(139,457)
Consolidated net sales	2,808,062	2,854,656	2,924,869
Operating profit (loss) (a):
Americas Tire	229,500	355,059	471,613
International Tire	(14,044)	15,168	13,907
Unallocated corporate charges	(51,564)	(59,153)	(46,818)
Eliminations	1,353	(1,827)	(1,244)
Consolidated operating profit	165,245	309,247	437,458
Interest expense	(32,181)	(32,048)	(26,604)
Interest income	10,216	7,362	4,378
Other pension and postretirement benefit expense (a)	(27,806)	(37,523)	(53,071)
Other non-operating (expense) income	(1,416)	(3,113)	4,932
Income before income taxes	114,058	243,925	367,093
Depreciation and amortization expense:
Americas Tire	57,265	91,324	85,842
International Tire	34,564	33,303	30,470
Corporate	55,332	15,601	13,945
Consolidated depreciation and amortization expense	147,161	140,228	130,257
Segment assets (b):
Americas Tire	1,513,534	1,552,855	1,524,295
International Tire	662,226	700,690	555,493
Corporate and other	458,445	454,380	651,889
Consolidated assets	2,634,205	2,707,925	2,731,677
Expenditures for long-lived assets:
Americas Tire	112,444	109,175	112,975
International Tire	71,667	89,008	60,359
Corporate	9,188	(997)	2,103
Consolidated expenditures for long-lived assets	193,299	197,186	175,437

(a)
The non-service cost components of net periodic benefit cost were reclassified outside of operating profit to Other pension and postretirement benefit expense in the amount of $37,523 and $53,071 in 2017 and 2016, respectively, as a result of the adoption of ASU 2017-07 in 2018.

(b)
The Company has reclassified its volume and customer rebate program reserves from a contra-asset included within Accounts receivable to a liability within Accrued liabilities in the amount of $100,190 and $93,783 in 2017 and 2016, respectively, as a result of the adoption of ASC 606 in 2018, and reclassified its voluntary employee beneficiary association trust from a reduction of accrued benefits within Accrued liabilities to restricted cash included within Other assets of $18,499 in 2016 as a result of the adoption of ASC 2016-18 in 2018.

Geographic information for revenues, based on country of origin, and long-lived assets follows:

	2018	2017	2016
Net sales
United States	$2,196,424	$2,240,882	$2,423,932
PRC	234,959	263,540	166,289
Rest of world	376,679	350,234	334,648
Consolidated net sales	2,808,062	2,854,656	2,924,869
Long-lived assets
United States	595,768	568,215	547,599
PRC	232,339	218,044	157,858
Rest of world	173,814	180,488	158,770
Consolidated long-lived assets	1,001,921	966,747	864,227

Note 19. Subsequent Events

On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, England facility. Light vehicle tire production is expected to be phased out over a period of approximately 10 months. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
The Company currently estimates that the closure will result in a charge to 2019 pre-tax earnings of approximately $10 million to $15 million in restructuring charges, of which 25 to 35 percent are expected to be non-cash charges. The Company also currently estimates that the major costs associated with this closure will include severance and employee-related costs of approximately $5 million to $8 million and asset write-downs and other costs of approximately $5 million to $7 million.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1942.

Toledo, Ohio
February 19, 2019

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$601,496	$698,408	$737,671	$770,487
Gross profit	84,485	94,223	139,947	124,638
Net income (loss) attributable to Cooper Tire & Rubber Company	8,285	15,008	53,713	(419)
Earnings (loss) per share:
Basic	0.16	0.30	1.07	(0.01)
Diluted	0.16	0.30	1.07	(0.01)
Net sales:
Americas Tire	$485,392	$584,412	$628,704	$664,138
International Tire	161,244	167,839	162,401	149,492
Eliminations	(45,140)	(53,843)	(53,434)	(43,143)
Consolidated net sales	$601,496	$698,408	$737,671	$770,487
Operating profit (loss):
Americas Tire	$31,236	$40,480	$87,353	$70,432
International Tire	7,434	5,652	5,994	(33,124)
Unallocated corporate charges	(11,966)	(13,705)	(12,518)	(13,376)
Eliminations	(250)	336	372	894
Consolidated operating profit (loss)	26,454	32,763	81,201	24,826
Interest expense	(7,691)	(8,417)	(7,930)	(8,142)
Interest income	2,315	1,988	2,399	3,514
Other pension and postretirement benefit expense	(6,986)	(6,967)	(6,932)	(6,921)
Other non-operating income (expense)	(1,658)	(1,391)	2,922	(1,288)
Income before income taxes	$12,434	$17,976	$71,660	$11,989
Net income	$8,983	$15,709	$55,433	$439
Net income (loss) attributable to Cooper Tire & Rubber Company	$8,285	$15,008	$53,713	$(419)
Basic and diluted earnings (loss) per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
Each quarter's financial data is recorded here as disclosed in its respective 10-Q report. Therefore, the sum of quarterly information here may not equal the annual financial statement amounts due to rounding.

(a)	In the fourth quarter, the Company recorded a non-cash goodwill impairment charge of $33,827. Refer to Note 5 - Goodwill and Intangibles for further details.

(Unaudited)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$643,025	$720,753	$733,843	$757,035
Gross profit	118,586	139,551	173,472	119,762
Net income (loss) attributable to Cooper Tire & Rubber Company	30,561	45,310	61,687	(42,158)
Earnings per share:
Basic	0.58	0.86	1.19	(0.82)
Diluted	0.57	0.85	1.18	(0.82)
Net sales:
Americas Tire	$531,360	$615,356	$625,423	$644,639
International Tire	141,964	151,370	163,345	162,189
Eliminations	(30,299)	(45,973)	(54,925)	(49,793)
Consolidated net sales	$643,025	$720,753	$733,843	$757,035
Operating profit (loss):
Americas Tire	$70,784	$90,884	$125,056	$68,333
International Tire	3,027	2,690	2,042	7,410
Unallocated corporate charges (b)	(15,464)	(9,199)	(15,431)	(19,060)
Eliminations	(352)	(174)	(887)	(414)
Consolidated operating profit	57,995	84,201	110,780	56,269
Interest expense	(7,827)	(8,210)	(7,591)	(8,419)
Interest income	1,802	1,755	1,776	2,029
Other pension and postretirement benefit expense (b)	(9,325)	(9,369)	(9,403)	(9,425)
Other non-operating loss	(235)	(255)	(978)	(1,645)
Income before income taxes	$42,410	$68,122	$94,584	$38,809
Net income (loss)	$29,381	$45,824	$62,660	$(41,120)
Net income (loss) attributable to Cooper Tire & Rubber Company	$30,561	$45,310	$61,687	$(42,158)
Basic and diluted earnings (loss) per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
Each quarter's financial data is recorded here as disclosed in its respective 10-Q report. Therefore, the sum of quarterly information here may not equal the annual financial statement amounts due to rounding.

(a)
The Company recorded $35,378 of deemed repatriation tax and $20,413 for the re-measurement of deferred tax assets in conjunction with U.S. tax reform, as well as a U.K. valuation allowance charge of $18,915, less the reversal of an Asia valuation allowance of $6,671 in the fourth quarter of 2017.

(b)
The non-service cost components of net periodic benefit cost were reclassified outside of operating profit to Other pension and postretirement benefit expense in the amount of $37,523 in 2017 as a result of the adoption of Accounting Standards Update 2017-07 in 2018.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands)		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Equity	Acquisition of business	Deductions		Balance at End of Year
Year Ended December 31, 2018
Allowance for doubtful accounts	$7,570	$2,019	$—	$—	$3,753	(a)	$5,836
Tax valuation allowance	$30,102	$456	$—	$—	$7,938	(b)	$22,620
Year Ended December 31, 2017
Allowance for doubtful accounts	$7,290	$1,799	$—	$—	$1,519	(a)	$7,570
Tax valuation allowance	$20,228	$20,536	$(2,828)	$(1,057)	$6,777	(b)	$30,102
Year Ended December 31, 2016
Allowance for doubtful accounts	$7,533	$1,693	$—	$3	$1,939	(a)	$7,290
Tax valuation allowance	$15,103	$291	$—	$7,484	$2,650	(b)	$20,228

(a)	Accounts written off during the year, net of recoveries of accounts previously written off.

(b)	Net decrease in tax valuation allowance is primarily a result of net changes in cumulative book/tax timing differences.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”), as amended is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2018 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013 framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2018. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and that the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018.
(c) Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company
Opinion on Internal Control over Financial Reporting
We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper Tire & Rubber Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cooper Tire & Rubber Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule and our report dated February 19, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Toledo, Ohio
February 19, 2019
(d) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial experts,” will appear in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be herein incorporated by reference.
CODE OF ETHICS
Information regarding the Company’s code of conduct is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Investors” and then click on “Governance” on the Company’s website. Then, select the “Code of Conduct” link listed in the middle of the web page under Governance.

Item 11.	EXECUTIVE COMPENSATION
Information regarding executive and director compensation will appear in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2018 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	268,802	$22.27	2,223,534
Equity compensation plans not approved by stockholders	—	—	—
Total	268,802	$22.27	2,223,534
Additional information on equity compensation plans is contained in Note 13 - Stock-Based Compensation to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons that would require disclosure during 2018.
Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees and services of the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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
Date: February 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley E. Hughes	President, Chief Executive Officer and Director	February 19, 2019
BRADLEY E. HUGHES	(Principal Executive Officer)

/s/ Christopher J. Eperjesy	Senior Vice President and Chief Financial Officer	February 19, 2019
CHRISTOPHER J. EPERJESY	(Principal Financial Officer)

/s/ Mark A. Young	Director of External Reporting	February 19, 2019
MARK A. YOUNG	(Principal Accounting Officer)

THOMAS P. CAPO*	Non-Executive Chairman of the Board	February 19, 2019

STEVEN M. CHAPMAN*	Director	February 19, 2019

SUSAN F. DAVIS*	Director	February 19, 2019

KATY P. DICKSON*	Director	February 19, 2019

JOHN J. HOLLAND*	Director	February 19, 2019

TRACEY I. JOUBERT*	Director	February 19, 2019

GARY S. MICHEL*	Director	February 19, 2019

BRIAN C. WALKER*	Director	February 19, 2019

ROBERT D. WELDING*	Director	February 19, 2019

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
Credit Agreement, dated as of May 27, 2015, among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated June 1, 2015

(ii)
Amendment No. 1 to Credit Agreement, dated as of October 16, 2017, among the Company, the Lenders and JPMorgan Chase Bank, National Association is incorporated by reference from Exhibit 10 of the Company's Form 10-Q dated October 30, 2017

(iii)
Amendment No. 2 to Credit Agreement, dated as of February 15, 2018, by and among Cooper Tire & Rubber Company, the lenders party thereto, and JPMorgan Chase Bank, N.A. is incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated February 20, 2018

(iv)
Amended and Restated Receivables Purchase Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2007

(v)
First Amendment to Purchase and Sale Agreement, dated as of September 14, 2007, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, PNC Bank, National Association, and Market Street Funding LLC is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated September 20, 2007

(vi)
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
Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of August 10, 2012, by and among Cooper Tire & Rubber Company, Cooper Receivables LLC, Market Street Funding LLC and PNC Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company's Form 8-K dated August 13, 2012

(x)
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
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 27, 2015, among the Company, Cooper Receivables LLC and PNC Bank, National Association, is incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K dated June 1, 2015

(xiii)
Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of February 8, 2017 among the Company, Cooper Receivables LLC and PNC Bank, National Association is incorporated by reference from Exhibit 10 of the Company's Form 10-Q dated April 27, 2017

(xiv)
Second Amended and Restated Receivables Purchase Agreement, dated February 15, 2018, by and among Cooper Receivables LLC, Cooper Tire & Rubber Company, and PNC Bank, National Association is incorporated by reference from Exhibit 10.2 of the Company's Form 8-K dated February 20, 2018

(xv)
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
Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit 10.3 of the Company’s Form 8-K dated November 16, 2007

(xviii)
1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011 is incorporated herein by reference from Exhibit (10)(xix) of the Company’s Form 10-K for the year ended December 31, 2011*

(xix)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*
(xx)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 24, 2010*
(xxi)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 22, 2002*
(xxii)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*
(xxiii)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*
(xxiv)
Written Description of Changes to Independent Director Compensation and Stock Ownership Guidelines (as approved by the Board of Directors on May 9, 2014) is incorporated herein by reference from Exhibit (10)(xviii) of the Company’s Form 10-K for the year ended December 31, 2014

(xxv)
Form of Confidentiality and Non-Compete Agreement for the Cooper Tire & Rubber Company Change in Control Severance Pay Plan is incorporated herein by reference from Exhibit (10)(iv) of the Company’s Form 10-Q for the quarter ended September 30, 2011*

(xxvi)	Form of Indemnification Agreement for Directors and Officers is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006
(xxvii)
Nonqualified Key Employee Deferred Compensation Plan effective as of June 1, 1999 is incorporated herein by reference from Exhibit (10)(xxx) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxviii)
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

(xxx)	Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10.1) of the Company’s Form 10-Q for the quarter ended June 30, 2013*
(xxxi)
Form of Participation Agreement for Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2013 is incorporated herein by reference from Exhibit (10)(xxvii) of the Company’s Form 10-K for the year ended December 31, 2013*

(xxxii)
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

	(xxxvi)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
	(xxxvii)	Form of Participation Agreement for Restricted Unit Awards Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
	(xxxviii)	Form of Participation Agreement for Nonqualified Stock Options Awards Performance Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
(xxxix)
Equity Joint Venture Contract for Cooper (Qingdao) Tire Co. Ltd., dated as of January 4, 2016, by and between Qingdao Yiyuan Investment Co., Ltd. and Cooper Tire (China) Investment Co., Ltd. and Cooper Tire Holding Company is incorporated herein by reference from Exhibit (10.1) of the Company's Form 10-Q for the quarter ended March 31, 2016

	(xl)	Joint Venture Contract for ACT Company Limited, dated as of December 12, 2018, by and between Sailun (Vietnam) Co., Ltd. and Cooper Tire & Rubber Company Vietnam Holding, LLC
	(xli)	Offer Letter executed by Christopher J. Eperjesy on November 15, 2018*
(21)		Subsidiaries of the Registrant
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Power of Attorney
(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.