Form 10-Q
period 2019-03-31
COOPER TIRE & RUBBER CO
filed 2019-04-29
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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
Number of shares of common stock of registrant outstanding as of Apr 26, 2019: 50,150,350

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$619,163	$601,496
Cost of products sold	530,904	517,011
Gross profit	88,259	84,485
Selling, general and administrative expense	56,855	58,031
Restructuring expense	4,973	—
Operating profit	26,431	26,454
Interest expense	(8,314)	(7,691)
Interest income	3,380	2,315
Other pension and postretirement benefit expense	(9,362)	(6,986)
Other non-operating income (expense)	1,380	(1,658)
Income before income taxes	13,515	12,434
Provision for income taxes	6,337	3,451
Net income	7,178	8,983
Net income attributable to noncontrolling shareholders' interests	199	698
Net income attributable to Cooper Tire & Rubber Company	$6,979	$8,285

Earnings per share:
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net income	$7,178	$8,983
Other comprehensive income (loss):
Cumulative currency translation adjustments	9,307	24,870
Financial instruments:
Change in the fair value of derivatives	(1,121)	2,139
Income tax benefit (provision) on derivative instruments	333	(588)
Financial instruments, net of tax	(788)	1,551
Postretirement benefit plans:
Amortization of actuarial loss	9,233	9,345
Amortization of prior service credit	(102)	(135)
Income tax provision on postretirement benefit plans	(2,041)	(2,210)
Foreign currency translation effect	(1,460)	(2,900)
Postretirement benefit plans, net of tax	5,630	4,100
Other comprehensive income	14,149	30,521
Comprehensive income	21,327	39,504
Less comprehensive income attributable to noncontrolling shareholders' interests	1,178	4,643
Comprehensive income attributable to Cooper Tire & Rubber Company	$20,149	$34,861
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$212,331	$356,254
Notes receivable	12,514	5,737
Accounts receivable, less allowances of $6,154 at 2019 and $5,836 at 2018	540,813	546,905
Inventories:
Finished goods	411,643	338,133
Work in process	30,708	27,265
Raw materials and supplies	121,385	114,582
Total inventories	563,736	479,980
Other current assets	54,829	67,856
Total current assets	1,384,223	1,456,732
Property, plant and equipment:
Land and land improvements	52,466	52,668
Buildings	318,664	314,555
Machinery and equipment	2,016,275	1,981,857
Molds, cores and rings	247,859	238,911
Total property, plant and equipment	2,635,264	2,587,991
Less: Accumulated depreciation	1,624,549	1,586,070
Property, plant and equipment, net	1,010,715	1,001,921
Operating lease right-of-use assets, net of accumulated amortization of $7,032	97,646	—
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $111,520 at 2019 and $106,871 at 2018	117,433	120,321
Deferred income tax assets	26,923	28,146
Other assets	21,377	8,234
Total assets	$2,677,168	$2,634,205
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

(Continued)	March 31, 2019 (Unaudited)	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$20,074	$15,288
Accounts payable	268,780	286,671
Accrued liabilities	248,029	282,650
Income taxes payable	4,993	975
Current portion of long-term debt and finance leases	173,974	174,760
Total current liabilities	715,850	760,344
Long-term debt and finance leases	121,305	121,284
Noncurrent operating leases	72,730	—
Postretirement benefits other than pensions	235,974	236,454
Pension benefits	144,908	147,950
Other long-term liabilities	138,183	135,730
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2019 and 2018	87,850	87,850
Capital in excess of par value	19,545	21,124
Retained earnings	2,451,367	2,449,714
Accumulated other comprehensive loss	(448,419)	(461,589)
Parent stockholders' equity before treasury stock	2,110,343	2,097,099
Less: Common shares in treasury at cost (37,699,947 at 2019 and 37,776,659 at 2018)	(923,703)	(925,056)
Total parent stockholders' equity	1,186,640	1,172,043
Noncontrolling shareholders' interests in consolidated subsidiaries	61,578	60,400
Total equity	1,248,218	1,232,443
Total liabilities and equity	$2,677,168	$2,634,205
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$7,178	$8,983
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	37,298	36,424
Stock-based compensation	869	1,280
Change in LIFO inventory reserve	(168)	(9,900)
Amortization of unrecognized postretirement benefits	9,131	9,210
Changes in operating assets and liabilities:
Accounts and notes receivable	2,278	(14,955)
Inventories	(81,354)	(81,156)
Other current assets	(2,170)	(5,532)
Accounts payable	2,740	13,063
Accrued liabilities	(63,228)	(34,778)
Other items	(8,986)	58
Net cash used in operating activities	(96,412)	(77,303)
Investing activities:
Additions to property, plant and equipment and capitalized software	(59,867)	(59,722)
Proceeds from the sale of assets	38	133
Net cash used in investing activities	(59,829)	(59,589)
Financing activities:
Net issuances of (payments on) short-term debt	6,608	(5,356)
Repayments of long-term debt and finance lease obligations	(797)	(809)
Payment of financing fees	—	(1,230)
Repurchase of common stock	—	(15,565)
Payments of employee taxes withheld from share-based awards	(1,158)	(1,891)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(5,262)	(5,334)
Excess tax benefits on stock-based compensation	—	270
Net cash used in financing activities	(609)	(29,915)
Effects of exchange rate changes on cash	(1,058)	1,399
Net change in cash, cash equivalents and restricted cash	(157,908)	(165,408)
Cash, cash equivalents and restricted cash at beginning of year	378,246	392,306
Cash, cash equivalents and restricted cash at end of year	$220,338	$226,898

Unrestricted Cash and cash equivalents	$212,331	$213,091
Restricted cash included in Other current assets	6,410	11,683
Restricted cash included in Other assets	1,597	2,124
Total cash, cash equivalents and restricted cash	$220,338	$226,898
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
There is a year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.
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
On December 12, 2018, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly owned subsidiary of the Company, and Sailun (Vietnam) Co., Ltd. ("Sailun Vietnam") entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell truck and bus radial ("TBR") tires. The Company’s investment in the joint venture will represent a 35 percent ownership interest and is accounted for under the equity method. Total investment in the facility and equipment in the joint venture is expected to be in the range of $190 to $210 million USD, funded through capital contributions and debt, with Cooper being responsible for its pro rata share. Construction of the facility is expected to begin in 2019, with tire production commencing in the first half of 2020.
The capacity created by the planned Vietnam joint venture will decrease expected production requirements for Cooper's China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT") joint venture. The Company included the expected impact of the new Vietnam joint venture on projected future cash flows in performing its annual goodwill impairment assessment on GRT in the fourth quarter of 2018. Based on the assessment performed, the goodwill balance was deemed to be fully impaired and resulted in a non-cash fourth quarter 2018 impairment charge of $33,827.

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)	Three Months Ended March 31,
	2019	2018
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$6,979	$8,285
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,100	50,838
Effect of dilutive securities - stock options and other stock units	278	341
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	$50,378	$51,179
Earnings per share:
Basic	$0.14	$0.16
Diluted	$0.14	$0.16

At March 31, 2019 and 2018, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.
Warranties – Warranties are provided on the sale of certain of the Company’s products and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties the Company offers is on a prorated basis. The Company provides for the estimated cost of product warranties based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities which are recorded in Accrued liabilities and Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets:

	Three Months Ended March 31,
	2019	2018
Reserve at beginning of year	$12,431	$12,093
Additions	2,606	3,844
Payments	(3,198)	(2,743)
Reserve at period end	$11,839	$13,194

Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the PRC into the United States ("U.S.") were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the U.S. International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of TBR tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese TBR tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded by U.S. Customs and Border Protection. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on TBR tires from China imported into the U.S. and that case is still pending. On November 1, 2018, the Court of International Trade (“CIT”) remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from China. The ITC’s re-determination, along with comments from the parties regarding the re-determination, are due to be filed with the CIT by May 31, 2019. The CIT will then make a final determination. Since the publication of the determination in the Federal Register, the Company incurred duties of $10,048 for the quarter ended March 31, 2019. This amount was recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income.
North American Distribution Center – On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company's assets that suffered loss or damage, and the Company worked closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provided coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered. For the year ended December 31, 2017, the Company incurred direct expenses of $12,583, less proceeds of $7,000 recovered from insurance. For the year ended December 31, 2018, the Company recorded insurance recoveries of $7,300, less direct costs of $1,569. In the first quarter of 2018, the Company recorded insurance recoveries of $3,809, while incurring direct costs of $870. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income for the respective periods. The Company's insurance claim related to the tornado was closed in the year ended December 31, 2018, with no further direct expenses or insurance recoveries anticipated.
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
Accounting Pronouncements – Recently adopted

SEC Disclosure Regulation Simplifications
During the fourth quarter of 2018, the SEC published Final Rule Release No. 33-10532, "Disclosure Update and Simplification." This standard, effective for quarterly and annual reports submitted after November 5, 2018, streamlines disclosure requirements by removing certain redundant topics. For the Company, the most notable simplification implemented in 2019 is the expansion of the shareholders' equity reconciliation to display quarter-to-quarter details.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. The Company adopted the standard on the required effective date of January 1, 2019 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). The FASB issued multiple amendments to the standard which provided clarification, additional guidance, practical expedients and other improvements to ASU 2016-02. The new guidance requires recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company's Condensed Consolidated Balance Sheets. See Note 9 for additional details.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.

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
Accounting Pronouncements – To be adopted

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

Note 2.	Restructuring
During the first quarter of 2019, the Company recorded restructuring expense associated with the planned cessation of light vehicle tire production at its Melksham, England facility, which is included in the International Segment. This initiative, which was committed to on January 17, 2019 by Cooper Tire Europe, a wholly owned subsidiary of the Company, is expected to result in charges to 2019 pre-tax earnings of approximately $8 to $11 million, of which 5 to 10 percent are expected to be non-cash charges. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
The Company recorded restructuring expense of $4,973 for the quarter ended March 31, 2019, including $4,163 of employee severance costs and $810 of asset write-downs and other costs. At March 31, 2019, the Company's accrued restructuring balance is $4,163, related entirely to employee severance costs.

Note 3.	Revenue from Contracts with Customers
Accounting policy
On January 1, 2018, the Company adopted the new U.S. GAAP revenue standard using the modified retrospective transition method applied to contracts which were not completed as of January 1, 2018. The new revenue standard requires revenue to be recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services.
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
Nature of goods and services
The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. See Note 14 - Business Segments for additional details on the Company's reportable segments.
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

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31, 2019
	Americas	International	Eliminations	Total
Light vehicle(1)	$454,014	$105,320	$(19,322)	$540,012
Truck and bus radial	50,086	23,696	(20,236)	53,546
Other(2)	10,836	14,769	—	25,605
Net sales	$514,936	$143,785	$(39,558)	$619,163

	Three Months Ended March 31, 2018
	Americas	International	Eliminations	Total
Light vehicle(1)	$433,384	$121,341	$(24,950)	$529,775
Truck and bus radial	41,461	26,589	(20,190)	47,860
Other(2)	10,547	13,314	—	23,861
Net sales	$485,392	$161,244	$(45,140)	$601,496

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
Significant changes in the contract liabilities balance during the three months ended March 31, 2019 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$947
Increases to deferred revenue for cash received in advance from customers	2,929
Decreases due to recognition of deferred revenue	(2,579)
Contract liabilities at March 31, 2019	$1,297

Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2019 and 2018, respectively, revenue recognized from performance obligations related to prior periods was not material.
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

Note 4.	Inventories
Inventory costs are determined using the last-in, first-out ("LIFO") method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $452,832 and $380,990 at March 31, 2019 and December 31, 2018, respectively. These FIFO values have been reduced by approximately $84,900 and $85,068 at March 31, 2019 and December 31, 2018, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 5.	Income Taxes
For the three month period ended March 31, 2019, the Company recorded a provision for income taxes of $6,337 (effective tax rate of 46.9 percent) compared to $3,451 (effective tax rate of 27.8 percent) for the same period in 2018. The 2019 three month period provision for income taxes is calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The effective tax rate for the three month period ended March 31, 2019 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax expense of $2,417 recorded during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The discrete tax items primarily consist of additional 2017 transition tax and unrecognized tax benefits accrued of $1,655 and $670, respectively, as a result of final U.S. federal tax guidance issued during the quarter pertaining to the one-time mandatory deemed repatriation under the 2017 Tax Act.
The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at March 31, 2019 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1,402. In addition, the Company has recorded valuation allowances of $23,735 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $25,137. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits related to permanent differences. At March 31, 2019, the Company’s liability, exclusive of penalty and interest, totals approximately $7,103. The Company accrued an additional net $870 for unrecognized tax benefits and an immaterial amount of interest expense during the three month period ended March 31, 2019. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for tax years before 2015 and state and local examinations for tax years before 2013, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are generally no longer subject to income tax examinations in major foreign taxing jurisdictions for tax years prior to 2015. Certain of the Company's state income tax returns in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases in the Company’s unrecognized tax benefits during the next twelve months.

Note 6.	Debt
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
The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at March 31, 2019 or December 31, 2018. Amounts used to secure letters of credit totaled $16,800 and $16,800 at March 31, 2019 and December 31, 2018, respectively. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2019, was $509,700.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $65,900 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $45,800 at March 31, 2019.
The following table summarizes the long-term debt and finance leases of the Company at March 31, 2019 and December 31, 2018. Except for the finance leases and other, the remaining long-term debt is due in an aggregate principal payment on the due date:

	March 31, 2019	December 31, 2018
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Finance leases and other	5,459	6,245
	295,917	296,703
Less: unamortized debt issuance costs	638	659
	295,279	296,044
Less: current maturities	173,974	174,760
	$121,305	$121,284

In addition, at March 31, 2019 and December 31, 2018, the Company had short-term notes payable of $20,074 and $15,288, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at March 31, 2019 and December 31, 2018 was 4.81 percent and 4.82 percent, respectively.

Note 7.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the condensed consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to three years. The notional amount of these foreign currency derivative instruments at March 31, 2019 and December 31, 2018 was $157,076 and $129,542, respectively. The counterparties to each of these agreements are major commercial banks.

The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts ($(931) and $713 as of March 31, 2019 and December 31, 2018, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	March 31, 2019	December 31, 2018
Designated as hedging instruments:
Gross amounts recognized	$(1,906)	$(1,524)
Gross amounts offset	975	2,237
Net amounts	(931)	713
Not designated as hedging instruments:
Gross amounts recognized	(267)	(544)
Gross amounts offset	189	201
Net amounts	(78)	(343)
Net amounts presented:
Other current assets	$683	$1,750
Other long-term liabilities	$(1,692)	$(1,380)

The following table presents the location and amount of gains and losses on derivative instruments in the Condensed Consolidated Statements of Income

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2019	2018
Amount of (Loss)/Gain Recognized in Other Comprehensive Income on Derivatives	$(1,183)	$646
Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	$(62)	$(1,493)

Derivatives not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives for the
		Three Months Ended March 31,
		2019	2018
Foreign exchange contracts	Other non-operating expense	$(1,006)	$(2,281)

For foreign exchange hedges of forecasted sales and purchases designated as effective, the Company reclassifies the gain (loss) from Other comprehensive (loss) income into Net sales.
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$1,009	$—	$1,009	$—
Stock-based Liabilities	(13,877)	(13,877)	—	—

	December 31, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$370	$—	$370	$—
Stock-based Liabilities	(14,644)	(14,644)	—	—

The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash included in Other current assets, Restricted cash included in Other assets, Notes payable and Current portion of long-term debt and finance leases at March 31, 2019 and December 31, 2018 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair market value of Long-term debt and finance leases is $133,343 and $137,343 at March 31, 2019 and December 31, 2018, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is

$121,305 and $121,284 as reported on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.

Note 8.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2019 and 2018, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost:
Service cost	$2,244	$2,580
Interest cost	9,875	9,210
Expected return on plan assets	(11,990)	(13,498)
Amortization of actuarial loss	8,284	8,235
Net periodic benefit cost	$8,413	$6,527

	Pension Benefits - International
	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	2,821	2,906
Expected return on plan assets	(2,947)	(3,155)
Amortization of actuarial loss	949	1,110
Net periodic benefit cost	$823	$861

	Other Post Retirement Benefits
	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost:
Service cost	$393	$487
Interest cost	2,472	2,313
Amortization of prior service cost	(102)	(135)
Net periodic benefit cost	$2,763	$2,665

Note 9.	Lease Commitments
We lease certain warehouses, distribution centers, office space, material handling equipment, office equipment, cars and information technology hardware. The Company determines if an arrangement is a lease or contains an embedded lease at contract inception.
Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of lease renewal options is at our sole discretion. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Certain of our lease agreements include rental payments based on the use of the leased property over contractual levels. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company has lease agreements with lease and non-lease components, which are accounted for separately. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would account for each lease component and the related non-lease component together as a single component. For certain building leases, including the lease of distribution center and office buildings, the Company accounts for the lease and non-lease components as a single lease component. For all other asset types, the Company accounts for lease and non-lease components separately.
For operating leases, the right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
For finance leases, the right-of-use asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term. In those cases, the right-of-use asset is amortized over the useful life of the underlying asset. Amortization of the right-of-use asset is recognized and presented separately from interest expense on the lease liability.
Right-of-use assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, "Property, Plant,and Equipment - Overall", to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize. No impairments losses have been recognized to date.

The following table presents the location and amount of lease assets and liabilities in the Condensed Consolidated Balance Sheet:

Assets	Location	March 31, 2019
Operating lease assets	Operating lease right-of-use assets	$97,646
Finance lease assets	Property, plant and equipment	3,272
Total leased assets		$100,918
Liabilities	Location
Current:
Operating	Accrued liabilities	$28,142
Finance	Current portion of long-term debt and finance leases	396
Noncurrent:
Operating	Noncurrent operating leases	72,730
Finance	Long-term debt and finance leases	5,063
Total lease liabilities		$106,331

The following table presents the location and amount of lease expense in the Condensed Consolidated Income Statement:

Lease cost	Location	Three Months Ended March 31, 2019
Operating lease cost (a)	Cost of Sales	$9,235
Operating lease cost	Selling General & Administrative Expenses	1,382
Total operating lease cost		10,617

Amortization of finance lease assets	Cost of sales	$55
Interest on finance lease liabilities	Interest expense	2
Total finance lease cost		57
Net lease cost		$10,674
(a) - Includes short-term lease costs of $1,886 and variable lease costs of $836.
The following table presents the future maturities of the Company's lease obligations:

	March 31, 2019
	Operating Leases	Finance Leases	Total
2019	$24,395	$396	$24,791
2020	30,426	—	30,426
2021	17,422	5,063	22,485
2022	13,232	—	13,232
2023	9,153	—	9,153
After 2024	24,006	—	24,006
Total lease payments	118,634	5,459	124,093
Less: Interest	17,762	—	17,762
Present value of lease liabilities	$100,872	$5,459	$106,331

The following table presents the weighted-average lease term and discount rates of the Company's lease obligations:

Weighted-average remaining lease term (years)	March 31, 2019
Operating leases	5.18
Finance leases	0.42
Weighted-average discount rate
Operating leases	5.13%
Finance leases	1.31%

The following table presents the cash flow amounts related to lease liabilities included in the Company's Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(8,082)
Operating cash flows from finance leases	55
Financing cash flows from finance leases	(197)
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	36

Note 10.	Stockholders’ Equity
The following tables provide a quarterly reconciliation of the equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests for the year to date as of March 31, 2019 and 2018:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2018	$1,172,043	$60,400	$1,232,443
Net income	6,979	199	7,178
Other comprehensive income	13,170	979	14,149
Stock compensation plans	(290)	—	(290)
Cash dividends - 0.105 per share	(5,262)	—	(5,262)
Balance at March 31, 2019	$1,186,640	$61,578	$1,248,218

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2017	$1,127,096	$58,660	$1,185,756
Net income	8,285	698	8,983
Other comprehensive income	26,576	3,945	30,521
Share repurchase program	(15,565)	—	(15,565)
Stock compensation plans	(335)	—	(335)
Cash dividends - 0.105 per share	(5,334)	—	(5,334)
Balance at March 31, 2018	$1,140,723	$63,303	$1,204,026

Note 11.	Changes in Accumulated Other Comprehensive Income (Loss) by Component
The balances of each component of accumulated other comprehensive income (loss) in the accompanying Consolidated Statements of Equity were as follows:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	8,328	(1,183)	—	7,145
Foreign currency translation effect	—	—	(1,460)	(1,460)
Income tax effect	—	245	—	245
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	62	—	62
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,233	9,233
Income tax effect	—	88	(2,041)	(1,953)
Other comprehensive income (loss)	8,328	(788)	5,630	13,170
Ending Balance, March 31, 2019	$(53,805)	$1,362	$(395,976)	$(448,419)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2017	$(39,940)	$349	$(438,887)	$(478,478)
Other comprehensive income before reclassifications	20,925	646	—	21,571
Foreign currency translation effect	—	—	(2,900)	(2,900)
Income tax effect	—	(416)	—	(416)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	1,493	—	1,493
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,345	9,345
Income tax effect	—	(172)	(2,210)	(2,382)
Other comprehensive income	20,925	1,551	4,100	26,576
Ending Balance, March 31, 2018	$(19,015)	$1,900	$(434,787)	$(451,902)

Note 12.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended March 31,
	2019	2018
Net income attributable to noncontrolling shareholders’ interests	$199	$698
Other comprehensive income (loss):
Currency translation adjustments	979	3,945
Comprehensive income (loss) attributable to noncontrolling shareholders’ interests	$1,178	$4,643

Note 13.	Contingent Liabilities
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's first quarter review, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual to $114,543 at March 31, 2019 from $112,124 at December 31, 2018.
The addition of another quarter of self-insured incidents accounted for an increase of $9,286 in the Company's product liability reserve in the first quarter of 2019. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $1,492. The Company paid $5,375 during the first quarter of 2019 to resolve cases and claims.
The Company’s product liability reserve balance at March 31, 2019 totaled $114,543 (the current portion of $30,718 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2018 totaled $112,124 (current portion of $30,550).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
For the three months ended March 31, 2019 and 2018, product liability expense totaled $10,817 and $15,068, respectively. Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income.

Note 14.	Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV ("COOCSA"), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from GRT and through an off-take agreement that was entered with PCT, the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, large retail chains that sell tires as well as other automotive products, mass merchandisers and digital channels. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018, which were subsequently extended and now expire in mid-2020. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
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
The following table details segment financial information:

	Three Months Ended March 31,
	2019	2018
Net sales:
Americas Tire
External customers	$504,758	$478,827
Intercompany	10,178	6,565
	514,936	485,392
International Tire
External customers	114,406	122,669
Intercompany	29,379	38,575
	143,785	161,244
Eliminations	(39,558)	(45,140)
Consolidated net sales	619,163	601,496
Operating profit (loss):
Americas Tire	38,789	31,236
International Tire	(1,339)	7,434
Unallocated corporate charges	(10,453)	(11,966)
Eliminations	(566)	(250)
Consolidated operating profit	26,431	26,454

Interest expense	(8,314)	(7,691)
Interest income	3,380	2,315
Other pension and postretirement benefit expense	(9,362)	(6,986)
Other non-operating income (expense)	1,380	(1,658)
Income before income taxes	$13,515	$12,434

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company, a discussion of past results of the Company’s segments, future outlook for the Company and information concerning the liquidity and capital resources of the Company. The Company's future results may differ materially from those indicated herein, for reasons including those indicated under the forward-looking statements heading below.
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended March 31,
	2019	Change	2018
Net Sales
Americas Tire	$514,936	6.1%	$485,392
International Tire	143,785	(10.8)%	161,244
Eliminations	(39,558)	12.4%	(45,140)
Net sales	619,163	2.9%	601,496
Operating profit (loss):
Americas Tire	38,789	24.2%	31,236
International Tire	(1,339)	n/m	7,434
Unallocated corporate charges	(10,453)	(12.6)%	(11,966)
Eliminations	(566)	126.4%	(250)
Operating profit	26,431	(0.1)%	26,454

Interest expense	(8,314)	8.1%	(7,691)
Interest income	3,380	46.0%	2,315
Other pension and postretirement benefit expense	(9,362)	34.0%	(6,986)
Other non-operating income (expense)	1,380	n/m	(1,658)
Income before income taxes	13,515	8.7%	12,434
Provision for income taxes	6,337	83.6%	3,451
Net income	7,178	(20.1)%	8,983
Net income attributable to noncontrolling shareholders’ interests	199	(71.5)%	698
Net income attributable to Cooper Tire & Rubber Company	$6,979	(15.8)%	$8,285

Basic earnings per share	$0.14	(12.5)%	$0.16
Diluted earnings per share	$0.14	(12.5)%	$0.16
n/m – not meaningful
2019 versus 2018
Consolidated net sales for the first quarter ended March 31, 2019 were $619 million, an increase of $18 million from 2018. Favorable price and mix ($24 million) was partially offset by lower unit volumes ($4 million) and unfavorable foreign currency impact ($2 million).
The Company recorded operating profit of $26 million in the first quarter of 2019, compared to operating profit of $26 million in the first quarter of 2018. Operating profit for 2019 included $14 million favorable price and mix, which was partially offset by $3 million of unfavorable raw material costs. Operating profit also included lower manufacturing costs of $5 million, including better utilization, and reduced product liability costs of $4 million. This favorability was offset by $10 million of additional tariffs enacted in the first quarter of 2019 on truck and bus radial tires imported from China into the US. Additionally, the first quarter of 2019 included $5 million of restructuring costs related to the company's decision to cease light vehicle tire production at its U.K. facility. First quarter 2019 also included lower unit volume of $2 million and additional other costs of $3 million compared to the first quarter of 2018.

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
Product liability expense decreased $4 million to $11 million in the first quarter of 2019 as compared to $15 million in the first quarter of 2018. The change in quarterly expense is based on the Company's review of its reserves in the quarter, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.
Selling, general, and administrative expenses were $57 million in the first quarter of 2019 (9.2 percent of net sales) and $58 million in 2018 (9.6 percent of net sales). The decrease in selling, general and administrative expenses was driven primarily by a decrease in professional fees, partially offset by an increase in mark to market costs of stock-based liabilities.
During the first quarter of 2019, the Company recorded restructuring expense associated with the planned ceasing of light vehicle tire production at its Melksham, England facility. This initiative, which was committed to on January 17, 2019 by Cooper Tire Europe, a wholly owned subsidiary of the Company, is expected to result in charges to 2019 pre-tax earnings of approximately $8 to $11 million, of which 5 to 10 percent are expected to be non-cash charges. The Company recorded restructuring expense of $5 million for the quarter ended March 31, 2019, including $4 million of employee severance costs and $1 million of asset write-downs and other costs.
Interest expense in the first quarter of 2019 was comparable to the first quarter of 2018. Interest income increased $1 million compared to 2018 as a result of improved interest rates.
For the quarter ended March 31, 2019, other pension and postretirement benefit expense was $9 million as compared to $7 million for the quarter ended March 31, 2018. The increase is primarily the result of lower estimated returns on plan assets compared to 2018, reflective of an improved pension funded status resulting in the portfolio taking less risk in order to preserve the funded status.
Other expense increased $3 million compared with the first quarter of 2018, primarily due to the impact of foreign currency forward contracts.
For the three month period ended March 31, 2019, the Company recorded income tax expense of $6 million (effective tax rate of 46.9 percent) compared to $3 million (effective tax rate of 27.8 percent) for the same period in 2018. The effective tax rate for the three month period ended March 31, 2019 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax expense of $2 million recorded during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The discrete tax items primarily consist of additional 2017 transition tax and unrecognized tax benefits accrued as a result of final U.S. federal tax guidance issued during the quarter pertaining to the one-time mandatory deemed repatriation under the 2017 Tax Act.

The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at March 31, 2019 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1 million. In addition, the Company has recorded valuation allowances of $24 million relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $25 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.

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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2019	Change	2018
Sales	$514,936	6.1%	$485,392
Operating profit	$38,789	24.2%	$31,236
Operating margin	7.5%	1.1 points	6.4%
Total unit sales change		(0.1)%
United States replacement market unit shipment changes:
Passenger tires
Segment		1.7%
USTMA members		1.7%
Total Industry		5.8%
Light truck tires
Segment		(1.4)%
USTMA members		5.6%
Total Industry		4.3%
Total light vehicle tires
Segment		1.1%
USTMA members		2.2%
Total Industry		5.6%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from GRT and through an off-take agreement that was entered with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, large retail chains that sell tires as well as other automotive products, mass merchandisers and digital channels. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Sales
Net sales of the Americas Tire Operations segment increased from $485 million in the first quarter of 2018 to $515 million in the first quarter of 2019. The increase in sales was a result of favorable pricing and mix ($31 million), partially offset by unfavorable foreign currency impact ($1 million). Unit shipments for the segment decreased 0.1 percent in the first quarter of 2019 compared with the first quarter of 2018. In the U.S., the segment’s unit shipments of total light vehicle tires increased 1.1 percent in the first quarter of 2019 compared with the same period in 2018. This increase compares with a 2.2 percent increase in total light vehicle tire shipments experienced by the USTMA, and a 5.6 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-USTMA members.
Operating Profit
Operating profit for the segment increased $8 million to $39 million in 2019. Operating profit for the first quarter included $15 million of favorable price and mix, which was partially offset by $4 million of unfavorable raw material costs. The quarter also included $6 million of favorable manufacturing costs, including better utilization, and $4 million of lower product liability costs. These were partially offset by $10 million of additional tariffs enacted on truck and bus radial tires imported from China, $2 million of unfavorable SG&A costs and increased other costs of $1 million.
The segment’s internally calculated raw material index of 160.4 for the quarter ended March 31, 2019 was an increase of 2.4 percent from the first quarter of 2018.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2019	Change	2018
Sales	$143,785	(10.8)%	$161,244
Operating (loss) profit	$(1,339)	n/m	$7,434
Operating margin	(0.9)%	(5.5) points	4.6%
Total unit sales change		(9.1)%
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also had another joint venture in the PRC, PCT, which manufactured and marketed truck and bus radial and bias tires, as well as passenger car and light truck tires for domestic and global markets. The Company sold its ownership interest in this joint venture in November 2014, and the Company began procuring certain TBR and passenger car tires under off-take agreements with PCT through mid-2018, which were subsequently extended and now expire in mid-2020. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, as an additional source of TBR tires. On December 12, 2018, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, England facility. Light vehicle tire production is expected to be phased out and an estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

Sales
Net sales of the International Tire Operations segment decreased $17 million, or 10.8 percent, from the first quarter of 2018. The segment experienced $14 million of lower unit volume, $2 million of unfavorable foreign currency impact and $1 million of unfavorable price and mix. Segment unit volume was down 9.1 percent, primarily due to lower intercompany sales.
Operating Profit
Operating profit for the segment decreased $8 million to an operating loss of $1 million in the first quarter of 2019. The decrease was driven by Melksham restructuring charges of $5 million. Additionally, the segment experienced $2 million of lower unit volume, $2 million of unfavorable price and mix and $1 million of higher manufacturing costs, partially offset by $2 million of decreased raw material costs, in the first quarter of 2019.
Outlook for the Company
For 2019, management continues to expect modest unit volume growth compared to 2018.
Operating profit margin is expected to improve throughout the year, with the full year exceeding 2018.
The Company expects its full year 2019 effective tax rate in a range between 23 and 26 percent.
The Company expects capital expenditures to range between $190 and $210 million. This does not include capital contributions related to Cooper’s pro rata share of the previously announced joint venture with Sailun Vietnam or other potential manufacturing footprint investments.
The Company expects total restructuring charges in England to range between $8 to $11 million, including $5 million already incurred in the first quarter of 2019.
The 2019 expectations include tariffs already in place, but do not include rate changes or additional tariffs that continue to be considered, but have not yet been imposed.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash used by operating activities of continuing operations was $96 million in the first quarter of 2019 compared to $77 million in the first quarter of 2018. Net income provided $7 million in 2019 as compared to net income of $9 million in 2018. In the first quarter of 2019, non-cash items contributed $47 million, compared to $37 million contributed in the first quarter of 2018, which included an unfavorable decrease in the Company's LIFO reserve of $9 million. In the first quarter of 2019, changes in working capital used $151 million, as compared to the usage of $123 million in the first quarter of 2018. The increased 2019 usage was driven primarily by decreases in the Company's customer reserve and bonus related accruals from December 31, 2018, as such amounts were settled in the first quarter of 2019. While these reserve balances are comparable at March 31, 2019 and 2018, respectively, these reserves were higher at December 31, 2018 versus December 31, 2017, resulting in the year over year variance in first quarter activity.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $60 million in the first quarter of both 2019 and 2018, respectively.
Sources and uses of cash in financing activities
In the first quarter of 2019, the Company added $7 million of short-term debt at its Asian operations. In the first quarter of 2018, the Company repaid $5 million of short-term debt at its Asian operations.
The Company repurchased $16 million of its common stock in the first quarter of 2018 as part of the Company’s share repurchase program authorized by the Board of Directors. No share repurchases occurred in the first quarter of 2019.
Dividends paid on the Company’s common shares were $5 million in the first quarter of both 2019 and 2018.
Available cash, credit facilities and contractual commitments
At March 31, 2019, the Company had cash and cash equivalents of $212 million.

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
These credit facilities are undrawn, other than to secure letters of credit, at March 31, 2019. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at March 31, 2019, was $510 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $66 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $46 million at March 31, 2019.
At March 31, 2019, $174 million of unsecured notes due in December 2019 are classified within the current portion of long-term debt. The Company intends to finance all or a portion of the maturing debt through borrowings.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, capital contributions in the joint venture with Sailun Vietnam, dividend and share repurchase goals and maturing long-term debt. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives and to finance maturing long-term debt. The entire amount of short-term notes payable outstanding at March 31, 2019 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
The following table summarizes long-term debt at March 31, 2019:

March 31, 2019
Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Finance leases and other	5,459
295,917
Less: unamortized debt issuance costs	638
295,279
Less: current maturities	173,974
$121,305
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

•
changes to tariffs or trade agreements, or the imposition of new or increased tariffs or trade restrictions, imposed on tires or materials or manufacturing equipment which the Company uses, including changes related to tariffs on automotive imports, as well as on tires, raw materials and tire-manufacturing equipment imported into the U.S. from China;

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

•
the costs and timing of restructuring actions and impairments or other charges resulting from such actions, including the possible outcome of the recently announced decision to cease light vehicle tire production in the U.K., or from adverse industry, market or other developments;

•	consolidation or other cooperation by and among the Company’s competitors or customers;

•
inaccurate assumptions used in developing the Company’s strategic plan or operating plans, or the inability or failure to successfully implement such plans or to realize the anticipated savings or benefits from strategic actions;

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

•	government regulatory and legislative initiatives including environmental, healthcare, privacy and tax matters;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets, including access for refinancing the Company's unsecured notes due in December 2019;

•	changes in interest or foreign exchange rates or the benchmarks used for establishing the rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement ERP systems;

•	the risks associated with doing business outside of the U.S.;

•	technology advancements;

•	the inability to recover the costs to refresh existing products or develop and test new products or processes;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	failure to attract or retain key personnel;

•
changes in pension expense and/or funding resulting from the Company’s pension strategy, investment performance of the Company’s pension plan assets and changes in discount rate or expected return on plan assets assumptions, or changes to related accounting regulations;

•	changes in the Company’s relationship with its joint venture partners or suppliers, including any changes with respect to its former PCT joint venture’s production of TBR products;

•	the ability to find and develop alternative sources for products supplied by PCT;

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

There have been no material changes in market risk at March 31, 2019 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2019 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2019. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on truck and bus tires from China imported into the U.S. and that case is still pending. On November 1, 2018, the Court of International Trade (“CIT”) remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and significant duties were imposed on Chinese truck and bus tire imports. The ITC’s re-determination, along with comments from the parties regarding the re-determination, are due to be filed with the CIT by May 31, 2019. The CIT will then make a final determination.
Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. The scheduled increase to 25 percent effective March 2, 2019 was delayed indefinitely pending the outcome of the current negotiations between the U.S. and China regarding a trade agreement. Future changes to duty percentages, if any, are unknown at this time. Retaliatory duties on U.S. products have been implemented in response to these additional duties by China. In addition, depending on the outcome of the Section 232 National Security Investigation of Automobiles, Including Cars, SUVs, Vans and Light Trucks, and Automotive Parts, passenger car and light truck tires imported into the U.S. may be subject to an additional duty.

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
The Company routinely evaluates potential investments and acquisitions and may pursue additional investment and acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing and integrating any investment or acquisition opportunities or what the consequences of any investment or acquisition would be. The Company may encounter various risks in any investment or acquisition, including:

•	the possible inability to integrate an acquired business into its operations;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities;

•	potential asset impairment charges, due to inability to meet operating plans; and

•	increased labor and regulatory compliance costs of acquired businesses.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico, the PRC and Vietnam. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the majority owner of COOCSA, a manufacturing entity in Mexico, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of TBR tires for the Company and the Company entered into an off-take agreement with Sailun Vietnam, located in Vietnam, for the supply of TBR tires. Additionally, Cooper Vietnam recently formed a joint venture with Sailun Vietnam, which is expected to begin producing tires in 2020. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business or obtaining another improper benefit. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials", "There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries" and "The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business."
There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.
The Company’s strategy includes the use of joint ventures, both as the majority and minority shareholder, and other partially-owned subsidiaries, including the recently formed Vietnam joint venture with Sailun Vietnam. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the

Company. In addition, there are specific risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related stockholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”). In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period through December 31, 2020 to allow time for a future trade deal to be agreed. The U.K. Parliament has not approved the draft Withdrawal Agreement but has voted in favor of a delayed exit date. The European Union has agreed to a delay until October 31, 2019, but with the exit date contingent on the approval of the Withdrawal Agreement. This means that both the date and the terms of the U.K.’s withdrawal remain highly uncertain.
If the U.K. leaves the European Union with no agreement, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods and personnel between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of the Company's U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into the U.K. operations and may decrease the profitability of the U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
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
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value and the inflation rate. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate, changes in its assumptions relating to the expected return on plan assets, including changes necessitated by movements in the glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level, updates to mortality tables and the impact of changes to the Company’s pension strategy. The Company could also experience increased other postretirement expense due to decreases in the discount rate, increases in the health care trend rate and changes in the health care environment.
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

The Company has not purchased equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, in the quarter.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	—	$—	—	$193,123
February 1, 2019 through February 28, 2019	—		—	193,123
March 1, 2019 through March 31, 2019	—		—	193,123
Total	—		—

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

/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Mark A. Young
Mark A. Young
Director of External Reporting
(Principal Accounting Officer)

April 29, 2019
(Date)