Form 10-Q
period 2019-06-30
COOPER TIRE & RUBBER CO
filed 2019-07-29
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(Zip code)
(419) 423-1321
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1 par value per share	CTB	New York Stock Exchange
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on which Registered)
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
Number of shares of common stock of registrant outstanding as of Jul 26, 2019: 50,176,046

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$679,130	$698,408	$1,298,293	$1,299,904
Cost of products sold	579,989	604,185	1,110,894	1,121,196
Gross profit	99,141	94,223	187,399	178,708
Selling, general and administrative expense	65,811	61,460	122,665	119,490
Restructuring expense	1,659	—	6,632	—
Operating profit	31,671	32,763	58,102	59,218
Interest expense	(7,810)	(8,417)	(16,123)	(16,108)
Interest income	1,999	1,988	5,379	4,303
Other pension and postretirement benefit expense	(9,288)	(6,967)	(18,650)	(13,953)
Other non-operating expense	(1,463)	(1,391)	(84)	(3,050)
Income before income taxes	15,109	17,976	28,624	30,410
Provision for income taxes	5,851	2,267	12,186	5,718
Net income	9,258	15,709	16,438	24,692
Net income attributable to noncontrolling shareholders' interests	437	701	637	1,400
Net income attributable to Cooper Tire & Rubber Company	$8,821	$15,008	$15,801	$23,292

Earnings per share:
Basic	$0.18	$0.30	$0.32	$0.46
Diluted	$0.18	$0.30	$0.31	$0.46

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,258	$15,709	$16,438	$24,692
Other comprehensive income (loss):
Cumulative currency translation adjustments	(7,334)	(35,851)	1,974	(10,982)
Financial instruments:
Change in the fair value of derivatives	(1,220)	470	(2,341)	2,610
Income tax benefit (provision) on derivative instruments	350	(159)	683	(747)
Financial instruments, net of tax	(870)	311	(1,658)	1,863
Postretirement benefit plans:
Amortization of actuarial loss	9,215	9,320	18,448	18,666
Amortization of prior service credit	(102)	(135)	(204)	(270)
Income tax provision on postretirement benefit plans	(2,041)	(2,206)	(4,082)	(4,416)
Foreign currency translation effect	1,429	4,082	(31)	1,180
Postretirement benefit plans, net of tax	8,501	11,061	14,131	15,160
Other comprehensive income (loss)	297	(24,479)	14,447	6,041
Comprehensive income (loss)	9,555	(8,770)	30,885	30,733
Less comprehensive income attributable to noncontrolling shareholders' interests	97	(4,382)	1,277	261
Comprehensive income attributable to Cooper Tire & Rubber Company	$9,458	$(4,388)	$29,608	$30,472
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$111,681	$356,254
Notes receivable	4,175	5,737
Accounts receivable, less allowances of $7,922 at 2019 and $5,836 at 2018	616,974	546,905
Inventories:
Finished goods	438,848	338,133
Work in process	30,149	27,265
Raw materials and supplies	120,413	114,582
Total inventories	589,410	479,980
Other current assets	48,863	67,856
Total current assets	1,371,103	1,456,732
Property, plant and equipment:
Land and land improvements	52,979	52,668
Buildings	330,942	314,555
Machinery and equipment	2,024,852	1,981,857
Molds, cores and rings	254,596	238,911
Total property, plant and equipment	2,663,369	2,587,991
Less: Accumulated depreciation	1,646,013	1,586,070
Property, plant and equipment, net	1,017,356	1,001,921
Operating lease right-of-use assets, net of accumulated amortization of $13,620 at 2019 and $0 at 2018	93,183	—
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $115,905 at 2019 and $106,871 at 2018	115,937	120,321
Deferred income tax assets	27,246	28,146
Investment in joint venture	49,001	—
Other assets	11,396	8,234
Total assets	$2,704,073	$2,634,205
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

(Continued)	June 30, 2019 (Unaudited)	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$19,656	$15,288
Accounts payable	267,851	286,671
Accrued liabilities	280,933	282,650
Income taxes payable	8,881	975
Current portion of long-term debt and finance leases	173,766	174,760
Total current liabilities	751,087	760,344
Long-term debt and finance leases	120,624	121,284
Noncurrent operating leases	67,214	—
Postretirement benefits other than pensions	234,782	236,454
Pension benefits	132,024	147,950
Other long-term liabilities	144,316	135,730
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2019 and 2018	87,850	87,850
Capital in excess of par value	20,837	21,124
Retained earnings	2,454,811	2,449,714
Accumulated other comprehensive loss	(447,782)	(461,589)
Parent stockholders' equity before treasury stock	2,115,716	2,097,099
Less: Common shares in treasury at cost (37,680,647 at 2019 and 37,776,659 at 2018)	(923,367)	(925,056)
Total parent stockholders' equity	1,192,349	1,172,043
Noncontrolling shareholders' interests in consolidated subsidiaries	61,677	60,400
Total equity	1,254,026	1,232,443
Total liabilities and equity	$2,704,073	$2,634,205
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$16,438	$24,692
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	74,347	73,587
Stock-based compensation	2,319	2,627
Change in LIFO inventory reserve	9,797	2,411
Amortization of unrecognized postretirement benefits	18,240	18,396
Changes in operating assets and liabilities:
Accounts and notes receivable	(68,786)	(68,485)
Inventories	(119,118)	(74,104)
Other current assets	(958)	(12,572)
Accounts payable	2,599	(12,622)
Accrued liabilities	(30,482)	(13,970)
Other items	(3,560)	(18,599)
Net cash used in operating activities	(99,164)	(78,639)
Investing activities:
Additions to property, plant and equipment and capitalized software	(105,354)	(97,759)
Investment in joint venture	(49,001)	—
Proceeds from the sale of assets	49	160
Net cash used in investing activities	(154,306)	(97,599)
Financing activities:
Net issuances of short-term debt	4,721	10,718
Repayments of long-term debt and finance lease obligations	(989)	(1,013)
Payment of financing fees	(2,207)	(1,230)
Repurchase of common stock	—	(29,355)
Payments of employee taxes withheld from share-based awards	(1,158)	(1,894)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(10,529)	(10,623)
Issuance of common shares related to stock-based compensation	177	—
Excess tax benefits on stock-based compensation	—	270
Net cash used in financing activities	(9,985)	(33,127)
Effects of exchange rate changes on cash	601	1,344
Net change in cash, cash equivalents and restricted cash	(262,854)	(208,021)
Cash, cash equivalents and restricted cash at beginning of period	378,246	392,306
Cash, cash equivalents and restricted cash at end of period	$115,392	$184,285

Unrestricted Cash and cash equivalents	$111,681	$180,493
Restricted cash included in Other current assets	2,211	1,702
Restricted cash included in Other assets	1,500	2,090
Total cash, cash equivalents and restricted cash	$115,392	$184,285
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
There is a year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.
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
On April 5, 2019, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly owned subsidiary of the Company, and Sailun (Vietnam) Co., Ltd. ("Sailun Vietnam") established a joint venture in Vietnam which will produce and sell truck and bus radial ("TBR") tires. The Company’s investment in the joint venture represents a 35 percent ownership interest and is accounted for under the equity method. Total investment in the facility and equipment in the joint venture is expected to be in the range of $190,000 to $210,000, funded through capital contributions and debt, with Cooper being responsible for its pro rata share. As of June 30, 2019, the Company has invested $49,001 into the joint venture. Construction of the facility began in 2019, with tire production expected to commence in the first half of 2020.
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

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$8,821	$15,008	$15,801	$23,292
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,165	50,436	50,133	50,636
Effect of dilutive securities - stock options and other stock units	197	154	237	247
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,362	50,590	50,370	50,883
Earnings per share:
Basic	$0.18	$0.30	$0.32	$0.46
Diluted	$0.18	$0.30	$0.31	$0.46

At June 30, 2019 and 2018, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.
Warranties – Warranties are provided on the sale of certain of the Company’s products and an accrual for estimated future claims is recorded at the time revenue is recognized. Tire replacement under most of the warranties the Company offers is on a prorated basis. The Company provides for the estimated cost of product warranties based primarily on historical return rates, estimates of the eligible tire population and the value of tires to be replaced. The following table summarizes the activity in the Company’s product warranty liabilities, which are recorded in Accrued liabilities and Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets:

	Six Months Ended June 30,
	2019	2018
Reserve at beginning of year	$12,431	$12,093
Additions	5,412	7,398
Payments	(5,989)	(6,963)
Reserve at period end	$11,854	$12,528

Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the People’s Republic of China ("PRC") into the United States ("U.S.") were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the U.S. International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of TBR tires from the PRC. As a result of this decision, preliminary antidumping and countervailing duties from Chinese TBR tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded by U.S. Customs and Border Protection. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on TBR tires from China imported into the U.S. and that case is still pending. On November 1, 2018, the Court of International Trade (“CIT”) remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from China. The ITC’s re-determination, along with comments from the parties regarding the re-determination, were filed with the CIT. The CIT will make a final determination. Since the publication of the determination in the Federal Register, the Company incurred duties of $7,888 and $17,936 for the three and six month periods ended June 30, 2019. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income.

Section 301 Tariffs - Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These tariffs increased to 25 percent effective May 10, 2019. The Company has incurred duties of $5,450 and $9,430 for the three and six month periods ended June 30, 2019 related to these Section 301 tariffs. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income.
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
Accounting Pronouncements – Recently adopted

SEC Disclosure Regulation Simplifications
During the fourth quarter of 2018, the U.S. Securities and Exchange Commission (“SEC”) published Final Rule Release No. 33-10532, "Disclosure Update and Simplification." This standard, effective for quarterly and annual reports submitted after November 5, 2018, streamlines disclosure requirements by removing certain redundant topics. For the Company, the most notable simplification implemented in 2019 was the expansion of the shareholders' equity reconciliation to display quarter-to-quarter details beginning in the first quarter of 2019.

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

Additionally, in October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815)." The Federal Reserve and Alternative Reference Rates Committee expressed the importance of including the Overnight Index Swap ("OIS") rate based on Secured Overnight Financing Rate ("SOFR") as a benchmark rate for hedge accounting purposes in facilitating broader use of the underlying SOFR rate in the marketplace to facilitate the market's move away from the London Interbank Offered Rate ("LIBOR"). This update, effective on January 1, 2019, provides the option to use the OIS rate based on SOFR as a benchmark for hedge accounting. The Company does not currently hold any SOFR-based instruments, but will continue to evaluate its use as the markets transition away from LIBOR.

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
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to the planned cessation of passenger car and light truck tire production ("light vehicle tire production") at its Melksham, U.K. facility, which is included in the International Segment. This initiative is expected to result in charges to 2019 pre-tax earnings of approximately $8 to $11 million, of which 5 to 10 percent are expected to be non-cash charges. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center. Phasing out of light vehicle tire production is expected to be completed in the third quarter of 2019.

For the three and six months periods ended June 30, 2019, the Company recorded restructuring expense of $1,659 and $6,632, made up of employee severance, asset write-downs and other costs. At June 30, 2019, the Company's accrued restructuring balance is $4,609, related largely to employee severance costs.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Employee severance costs	$1,556	$5,719
Asset write-downs & other costs	103	913
Total restructuring expense	$1,659	$6,632

Beginning balance of accrued restructuring - severance	$4,163	$—
Additional severance accrual	1,556	5,719
Payment of severance costs	(1,235)	(1,235)

Beginning balance of accrued restructuring - other	125	—
Additional other accrual	103	303
Payment of other costs	(103)	(178)
Ending balance of total accrued restructuring	$4,609	$4,609

In addition to the costs classified as restructuring expense, the Company incurred additional costs of $314 in the second quarter of 2019 as a result of Cooper Tire Europe's decision to cease light vehicle tire production at the Melksham facility. These additional costs relate to professional fees associated with the Company's evaluation of its legal entity structure moving forward and are included within selling, general and administrative expense for the three and six months periods ended June 30, 2019. These costs, as well as estimates for similar types of costs in future periods, are included in the $8 to $11 million overall estimate of costs related to the Melksham decision.

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
In accordance with the new revenue standard, revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives or rebates. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. This occurs with shipment or delivery, depending on the underlying terms with the customer. The transaction price will include estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. At the time of sale, the Company estimates provisions for different forms of variable consideration (discounts and rebates) based on historical experience, current conditions and contractual obligations, as applicable. Payment terms with customers vary by region and customer, but are generally 30-90 days. The Company does not have significant financing components or significant payment terms. Incidental items that are immaterial in the context of the contract are expensed as incurred.
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

•
International Tire Operations - The International Tire Operations segment manufactures and markets passenger car, light truck, motorcycle, racing and TBR tires and tire retread material for global markets.

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30, 2019
	Americas	International	Eliminations	Total
Light vehicle(1)	$516,648	$100,265	$(21,621)	$595,292
Truck and bus radial	49,772	23,892	(20,070)	53,594
Other(2)	15,887	14,357	—	30,244
Net sales	$582,307	$138,514	$(41,691)	$679,130

	Six Months Ended June 30, 2019
	Americas	International	Eliminations	Total
Light vehicle(1)	$970,663	$205,585	$(40,943)	$1,135,305
Truck and bus radial	99,858	47,588	(40,306)	107,140
Other(2)	26,722	29,126	—	55,848
Net sales	$1,097,243	$282,299	$(81,249)	$1,298,293

	Three Months Ended June 30, 2018
	Americas	International	Eliminations	Total
Light vehicle(1)	$527,284	$122,872	$(31,423)	$618,733
Truck and bus radial	43,573	26,527	(22,420)	47,680
Other(2)	13,555	18,440	—	31,995
Net sales	$584,412	$167,839	$(53,843)	$698,408

	Six Months Ended June 30, 2018
	Americas	International	Eliminations	Total
Light vehicle(1)	$960,668	$244,213	$(56,373)	$1,148,508
Truck and bus radial	$85,034	$53,116	$(42,610)	95,540
Other(2)	$24,102	$31,754	$—	55,856
Net sales	$1,069,804	$329,083	$(98,983)	$1,299,904

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

Significant changes in the contract liabilities balance during the six months ended June 30, 2019 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$947
Increases to deferred revenue for cash received in advance from customers	4,776
Decreases due to recognition of deferred revenue	(4,142)
Contract liabilities at June 30, 2019	$1,581

Transaction price allocated to remaining performance obligations
For the three and six months ended June 30, 2019 and 2018, respectively, revenue recognized from performance obligations related to prior periods was not material.
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
Inventory costs are determined using the last-in, first-out ("LIFO") method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $484,351 and $380,990 at June 30, 2019 and December 31, 2018, respectively. These FIFO values have been reduced by approximately $94,865 and $85,068 at June 30, 2019 and December 31, 2018, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 5.	Income Taxes
For the three month period ended June 30, 2019, the Company recorded a provision for income taxes of $5,851 (effective tax rate of 38.7 percent) compared to $2,267 (effective tax rate of 12.6 percent) for the same period in 2018. For the six month period ended June 30, 2019, the Company recorded a provision for income taxes of $12,186 (effective tax rate of 42.6 percent) compared to $5,718 (effective tax rate of 18.8 percent) for the same period in 2018. The 2019 and 2018 three and six month period provisions for income taxes are calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The effective tax rate for the three and six month periods ended June 30, 2019 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax expense of $1,968 and $4,385 recorded during the three and six month periods, respectively, as well as due to the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded. The discrete tax items in the second quarter primarily consist of state reserves for additional uncertain tax positions of $4,710 partially offset by expected refunds and deferred tax benefits related to other state filings of $2,958. For the six month period ended June 30, 2019, the discrete items also include 2017 transition tax and unrecognized tax benefits accrued of $1,655 and $670, respectively, as a result of final U.S. federal tax guidance issued during the first quarter pertaining to the one-time mandatory deemed repatriation under the 2017 Tax Act.
The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at June 30, 2019 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1,402. In addition, the Company has recorded valuation allowances of $23,065 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $24,467. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits. At June 30, 2019, the Company’s liability, exclusive of penalty and interest, totals approximately $11,663. The Company accrued an additional $5,138 for gross unrecognized tax benefits and $946 of interest expense during the six month period ended June 30, 2019. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
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
On February 15, 2018, the Company amended its revolving credit facility ("Credit Facility") with a consortium of banks that provided up to $400,000 based on available collateral, including an $110,000 letter of credit subfacility, set to expire in February 2023. As of June 27, 2019, the Company amended this Credit Facility with a consortium of several banks that provides up to $700,000 and is set to expire in June 2024. Of this amended borrowing capacity, $200,000 is allocated to a Delayed Draw Term Loan A ("Term Loan A"), which is scheduled to be drawn in December 2019, while the remaining $500,000 is allocated to the Credit Facility. The Credit Facility still includes the $110,000 letter of credit sub-facility. The Company may elect, with lender consent, to increase the commitments under the Credit Facility or incur one or more tranches of term loans in an aggregate amount of up to $300,000 (or an unlimited increase if the Proforma Net Secured Leverage Ratio is less than 1.75x). The proceeds of the Credit Facility will be used to pay the Company's unsecured notes which expire in December 2019, and to provide working capital and funds for general corporate purposes. Debt issuance costs related to the Credit Facility amendment totaled $1,507 while those related to the Term Loan A totaled $700, for a combined $2,207 in debt issuance costs. These costs, along with the remaining debt issuance costs from the February 2018 credit facility amendment, will be amortized over the life of the underlying debt instruments and are included in the Other assets classification in the Condensed Consolidated Balance Sheets. The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Facility, subject to the satisfaction of certain conditions.
The Term Loan A will be drawn in December 2019. These funds will be used to pay for the unsecured notes maturing at that time. The Company will incur a ticking fee of 20 basis points beginning 30 days after the facility begins. The estimated amount of ticking fees to be incurred from June 2019 through the draw date in December 2019 is $150.
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
The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at June 30, 2019 or December 31, 2018, other than amounts used to secure letters of credit. Amounts used to secure letters of credit totaled $16,800 at June 30, 2019 and December 31, 2018. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at June 30, 2019, was $807,900, including the capacity of the Term Loan A.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $47,100 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $27,400 at June 30, 2019.

The following table summarizes the long-term debt and finance leases of the Company at June 30, 2019 and December 31, 2018. Except for the finance leases and other, the remaining long-term debt is due in an aggregate principal payment on the due date:

	June 30, 2019	December 31, 2018
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Finance leases and other	5,250	6,245
	295,708	296,703
Less: unamortized debt issuance costs	1,318	659
	294,390	296,044
Less: current maturities	173,766	174,760
	$120,624	$121,284

In addition, at June 30, 2019 and December 31, 2018, the Company had short-term notes payable of $19,656 and $15,288, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at June 30, 2019 and December 31, 2018 was 4.76 percent and 4.82 percent, respectively.

Note 7.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the condensed consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to three years. The notional amount of these foreign currency derivative instruments at June 30, 2019 and December 31, 2018 was $181,319 and $129,542, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts ($(1,821) and $713 as of June 30, 2019 and December 31, 2018, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	June 30, 2019	December 31, 2018
Designated as hedging instruments:
Gross amounts recognized	$(2,059)	$(1,524)
Gross amounts offset	238	2,237
Net amounts	(1,821)	713
Not designated as hedging instruments:
Gross amounts recognized	$(185)	$(544)
Gross amounts offset	53	201
Net amounts	(132)	(343)
Net amounts presented:
Other current assets	$(818)	$1,750
Other long-term liabilities	$(1,135)	$(1,380)

The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amount of (Loss)/Gain Recognized in Other Comprehensive Income on Derivatives	$(367)	$2,062	$(1,550)	$2,708
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net sales	$455	$382	$854	$(218)
Interest expense	(31)	(36)	(63)	(71)
Other non-operating expense	429	1,246	—	387
	$853	$1,592	$791	$98
The following table presents the location and amount of gains and losses on foreign exchange contract derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other non-operating expense	$376	$2,324	$(630)	$43

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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$(1,953)	$—	$(1,953)	$—
Stock-based Liabilities	(15,880)	(15,880)	—	—

	December 31, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$370	$—	$370	$—
Stock-based Liabilities	(14,644)	(14,644)	—	—

The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash included in Other current assets, Restricted cash included in Other assets, Notes payable and Current portion of long-term debt and finance leases at June 30, 2019 and December 31, 2018 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair market value of Long-term debt and finance leases is $140,142 and $137,343 at June 30, 2019 and December 31, 2018, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is $120,624 and $121,284 as reported on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

Note 8.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three and six months ended June 30, 2019 and 2018, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2,244	$2,580	$4,488	$5,160
Interest cost	9,875	9,210	19,749	18,419
Expected return on plan assets	(12,042)	(13,508)	(24,022)	(27,017)
Amortization of actuarial loss	8,284	8,235	16,568	16,471
Net periodic benefit cost	$8,361	$6,517	$16,783	$13,033

	Pension Benefits - International
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	2,768	2,840	5,575	5,746
Expected return on plan assets	(2,898)	(3,073)	(5,836)	(6,216)
Amortization of actuarial loss	931	1,085	1,876	2,195
Net periodic benefit cost	$801	$852	$1,615	$1,725

	Other Post Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$393	$487	$787	$974
Interest cost	2,472	2,313	4,944	4,625
Amortization of prior service cost	(102)	(135)	(204)	(270)
Net periodic benefit cost	$2,763	$2,665	$5,527	$5,329

Note 9.	Lease Commitments
The Company leases certain warehouses, distribution centers, office space, material handling equipment, office equipment, cars and information technology hardware. The Company determines if an arrangement is a lease or contains an embedded lease at contract inception.
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
The Company has lease agreements with lease and non-lease components, which are accounted for separately. Although separation of lease and non-lease components is required, certain practical expedients are available to entities. Entities electing the practical expedient would account for each lease component and the related non-lease component together as a single component. For certain building leases, including the lease of warehouses, distribution centers and office space, the Company accounts for the lease and non-lease components as a single lease component. For all other asset types, the Company accounts for lease and non-lease components separately.
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
Right-of-use assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, "Property, Plant, and Equipment - Overall", to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize. No impairment losses have been recognized to date.

The following table presents the location and amount of lease assets and liabilities in the Condensed Consolidated Balance Sheets:

Assets	Location	June 30, 2019
Operating lease assets	Operating lease right-of-use assets	$93,183
Finance lease assets	Property, plant and equipment	3,217
Total leased assets		$96,400
Liabilities	Location
Current:
Operating	Accrued liabilities	$28,793
Finance	Current portion of long-term debt and finance leases	187
Noncurrent:
Operating	Noncurrent operating leases	67,214
Finance	Long-term debt and finance leases	5,063
Total lease liabilities		$101,257

The following table presents the location and amount of lease expense in the Condensed Consolidated Income Statement:

Lease cost	Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (a)	Cost of Sales	$8,787	$18,022
Operating lease cost	Selling General & Administrative Expenses	1,515	2,898
Total operating lease cost		10,302	20,920

Amortization of finance lease assets	Cost of sales	$55	$109
Interest on finance lease liabilities	Interest expense	1	2
Total finance lease cost		56	111
Net lease cost		$10,358	$21,031
(a) - Includes short-term lease costs of $1,515 and $3,401 and variable lease costs of $844 and $1,680 for the three and six month periods ended June 30, 2019, respectively.
The following table presents the future maturities of the Company's lease obligations:

	June 30, 2019
	Operating Leases	Finance Leases	Total
2019	$16,424	$187	$16,611
2020	31,079	—	31,079
2021	17,776	5,063	22,839
2022	13,539	—	13,539
2023	9,590	—	9,590
After 2024	24,009	—	24,009
Total lease payments	112,417	5,250	117,667
Less: Interest	16,410	—	16,410
Present value of lease liabilities	$96,007	$5,250	$101,257

The following table presents the weighted-average lease term and discount rates of the Company's lease obligations:

Weighted-average remaining lease term (years)	June 30, 2019
Operating leases	5.06
Finance leases	0.17
Weighted-average discount rate
Operating leases	5.76%
Finance leases	1.31%

The following table presents the cash flow amounts related to lease liabilities included in the Company's Condensed Consolidated Statement of Cash Flows

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,098	$17,181
Operating cash flows from finance leases	55	109
Financing cash flows from finance leases	(193)	(389)
Leased assets obtained in exchange for new operating lease liabilities	20	72

Note 10.	Stockholders’ Equity
The following tables provide a quarterly reconciliation of the equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests for the year to date as of June 30, 2019 and 2018:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2018	$1,172,043	$60,400	$1,232,443
Net income	6,980	200	7,180
Other comprehensive income	13,170	980	14,150
Stock compensation plans	(290)	—	(290)
Cash dividends - 0.105 per share	(5,262)	—	(5,262)
Balance at March 31, 2019	$1,186,641	$61,580	$1,248,221
Net income	8,821	437	9,258
Other comprehensive income	637	(340)	297
Stock compensation plans	1,517	—	1,517
Cash dividends - 0.105 per share	(5,267)	—	(5,267)
Balance at June 30, 2019	$1,192,349	$61,677	$1,254,026

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2017	$1,127,096	$58,660	$1,185,756
Net income	8,284	699	8,983
Other comprehensive income	26,575	3,945	30,520
Share repurchase program	(15,565)	—	(15,565)
Stock compensation plans	(335)	—	(335)
Cash dividends - 0.105 per share	(5,334)	—	(5,334)
Balance at March 31, 2018	$1,140,721	$63,304	$1,204,025
Net income	15,008	701	15,709
Other comprehensive income	(19,395)	(5,084)	(24,479)
Share repurchase program	(13,790)	—	—
Stock compensation plans	1,092	—	1,092
Cash dividends - 0.105 per share	(5,289)	—	(5,289)
Balance at June 30, 2018	$1,118,347	$58,921	$1,177,268

Note 11.	Changes in Accumulated Other Comprehensive Income (Loss) by Component
The balances of each component of accumulated other comprehensive income (loss) in the accompanying Consolidated Statements of Equity were as follows:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	8,328	(1,183)	—	7,145
Foreign currency translation effect	—	—	(1,460)	(1,460)
Income tax effect	—	245	—	245
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	62	—	62
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,233	9,233
Income tax effect	—	88	(2,041)	(1,953)
Other comprehensive income (loss)	8,328	(788)	5,630	13,170
Ending Balance, March 31, 2019	$(53,805)	$1,362	$(395,976)	$(448,419)
Other comprehensive (loss) income before reclassifications	(6,994)	(367)	—	(7,361)
Foreign currency translation effect	—	—	1,429	1,429
Income tax effect	—	226	—	226
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(853)	—	(853)
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,215	9,215
Income tax effect	—	124	(2,041)	(1,917)
Other comprehensive (loss) income	(6,994)	(870)	8,501	637
Ending Balance, June 30, 2019	$(60,799)	$492	$(387,475)	$(447,782)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2017	$(39,940)	$349	$(438,887)	$(478,478)
Other comprehensive income before reclassifications	20,925	646	—	21,571
Foreign currency translation effect	—	—	(2,900)	(2,900)
Income tax effect	—	(416)	—	(416)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	1,493	—	1,493
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,345	9,345
Income tax effect	—	(172)	(2,210)	(2,382)
Other comprehensive income	20,925	1,551	4,100	26,576
Ending Balance, March 31, 2018	$(19,015)	$1,900	$(434,787)	$(451,902)
Other comprehensive (loss) income before reclassifications	(30,768)	2,062	—	(28,706)
Foreign currency translation effect	—	—	4,082	4,082
Income tax effect	—	(285)	—	(285)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(1,592)	—	(1,592)
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,320	9,320
Income tax effect	—	126	(2,206)	(2,080)
Other comprehensive income (loss)	(30,768)	311	11,061	(19,396)
Ending Balance, June 30, 2018	$(49,783)	$2,211	$(423,726)	$(471,298)

Note 12.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to noncontrolling shareholders’ interests	$437	$701	$637	$1,400
Other comprehensive income (loss):
Currency translation adjustments	(340)	(5,083)	640	(1,139)
Comprehensive income (loss) attributable to noncontrolling shareholders’ interests	$97	$(4,382)	$1,277	$261

Note 13.	Contingent Liabilities
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
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, CUV, SUV, TBR and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires made up of thousands of different specifications are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control, such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard and excessive speed.
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's quarterly reviews, coupled with normal activity, including the addition of two quarters of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual to $114,636 at June 30, 2019 from $112,124 at December 31, 2018.
The addition of another six months of self-insured incidents accounted for an increase of $18,593 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $956. The Company paid $15,125 during the first six months of 2019 to resolve cases and claims.
The Company’s product liability reserve balance at June 30, 2019 totaled $114,636 (the current portion of $30,690 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2018 totaled $112,124 (current portion of $30,550).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2019 and 2018, product liability expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product liability expense	$12,714	$12,155	$23,532	$27,223

Note 14.	Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV ("COOCSA"), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from GRT and through an off-take agreement that was entered with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. On April 5, 2019, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam established a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, large retail chains that sell tires as well as other automotive products, mass merchandisers and digital channels. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR and passenger car tires under off-take agreements with PCT through mid-2021 and, in December 2017, the Company signed an off-take agreement with Sailun Vietnam, as a source of TBR tires through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility. Phasing out of light vehicle tire production is expected to be completed in the third quarter of 2019. An estimated 300 roles will be eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

The following table details segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Americas Tire
External customers	$570,537	$573,807	$1,075,295	$1,052,634
Intercompany	11,770	10,605	21,948	17,170
	582,307	584,412	1,097,243	1,069,804
International Tire
External customers	108,593	124,601	222,999	247,270
Intercompany	29,921	43,238	59,300	81,813
	138,514	167,839	282,299	329,083
Eliminations	(41,691)	(53,843)	(81,249)	(98,983)
Consolidated net sales	679,130	698,408	1,298,293	1,299,904
Operating profit (loss):
Americas Tire	46,814	40,480	85,603	71,715
International Tire	(1,296)	5,652	(2,635)	13,086
Unallocated corporate charges	(13,278)	(13,705)	(23,730)	(25,670)
Eliminations	(569)	336	(1,136)	87
Consolidated operating profit	31,671	32,763	58,102	59,218

Interest expense	(7,810)	(8,417)	(16,123)	(16,108)
Interest income	1,999	1,988	5,379	4,303
Other pension and postretirement benefit expense	(9,288)	(6,967)	(18,650)	(13,953)
Other non-operating expense	(1,463)	(1,391)	(84)	(3,050)
Income before income taxes	$15,109	$17,976	$28,624	$30,410

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Change	2018	2019	Change	2018
Net Sales
Americas Tire	$582,307	(0.4)%	$584,412	$1,097,243	2.6%	$1,069,804
International Tire	138,514	(17.5)%	167,839	282,299	(14.2)%	329,083
Eliminations	(41,691)	22.6%	(53,843)	(81,249)	17.9%	(98,983)
Net sales	679,130	(2.8)%	698,408	1,298,293	(0.1)%	1,299,904
Operating profit (loss):
Americas Tire	46,814	15.6%	40,480	85,603	19.4%	71,715
International Tire	(1,296)	n/m	5,652	(2,635)	n/m	13,086
Unallocated corporate charges	(13,278)	(3.1)%	(13,705)	(23,730)	(7.6)%	(25,670)
Eliminations	(569)	n/m	336	(1,136)	n/m	87
Operating profit	31,671	(3.3)%	32,763	58,102	(1.9)%	59,218

Interest expense	(7,810)	(7.2)%	(8,417)	(16,123)	0.1%	(16,108)
Interest income	1,999	0.6%	1,988	5,379	25.0%	4,303
Other pension and postretirement benefit expense	(9,288)	33.3%	(6,967)	(18,650)	33.7%	(13,953)
Other non-operating expense	(1,463)	5.2%	(1,391)	(84)	(97.2)%	(3,050)
Income before income taxes	15,109	(15.9)%	17,976	28,624	(5.9)%	30,410
Provision for income taxes	5,851	158.1%	2,267	12,186	113.1%	5,718
Net income	9,258	(41.1)%	15,709	16,438	(33.4)%	24,692
Net income attributable to noncontrolling shareholders’ interests	437	(37.7)%	701	637	(54.5)%	1,400
Net income attributable to Cooper Tire & Rubber Company	$8,821	(41.2)%	$15,008	$15,801	(32.2)%	$23,292

Basic earnings per share	$0.18	(40.0)%	$0.30	$0.32	(30.4)%	$0.46
Diluted earnings per share	$0.18	(40.0)%	$0.30	$0.31	(32.6)%	$0.46
n/m – not meaningful
2019 versus 2018
Consolidated net sales for the quarter ended June 30, 2019 were $679 million, a decrease of $19 million from 2018. Lower unit volumes ($34 million) and unfavorable foreign currency impact ($6 million) were partially offset by favorable price and mix ($21 million).
Consolidated net sales for the first six months of 2019 were $1,298 million, a decrease of $2 million from the comparable period one year ago. In the first six months of 2019, the Company experienced favorable price and mix ($45 million), offset by lower unit volume ($39 million) and unfavorable foreign currency impact ($8 million).

The Company recorded operating profit of $32 million in the second quarter of 2019, compared to operating profit of $33 million in the second quarter of 2018. Operating profit for 2019 was negatively affected by $13 million of new tariffs on products imported into the U.S. from China compared to the same period a year ago, as well as $2 million of restructuring costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility in the first quarter of 2019. In addition, the quarter included $17 million of favorable price and mix and $15 million of favorable raw material costs (excluding the new tariffs). The quarter also included lower unit volume of $6 million, increased selling, general and administrative expenses of $4 million and $1 million of increased product liability expense. Other costs increased $7 million compared to the second quarter of 2018 as a result of increased distribution costs, as well as the nonrecurrence of insurance recoveries net of direct costs of $3 million recorded in 2018 relating to tornado damage at a North American distribution center in 2017.
The Company recorded operating profit of $58 million in the first six months of 2019, compared to operating profit of $59 million in the first six months of 2018. Operating profit for the first half of 2019 was negatively affected by $27 million of new tariffs on products imported into the U.S. from China, as well as $7 million of restructuring costs related to the decision to cease light vehicle tire production at the Melksham, U.K. The first six months of 2019 also included $31 million of favorable price and mix, $16 million of favorable raw material costs (excluding the new tariffs), lower manufacturing costs of $5 million and reduced product liability expense of $4 million. The first half of 2019 also included lower unit volume of $8 million and additional selling, general and administrative costs of $5 million. Other costs increased $10 million in 2019, including higher distribution costs and the nonrecurrence of $5 million of insurance recoveries recorded in the first half of 2018.
On February 15, 2019, countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from the PRC. The Company incurred duties of $8 million and $18 million for the three and six month periods ended June 30, 2019 related to countervailing duties on TBR tire imports. Additionally, pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These tariffs increased to 25 percent effective May 10, 2019. The Company has incurred duties of $5 million and $9 million for the three and six month periods ended June 30, 2019 related to these Section 301 tariffs.
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
Product liability expense totaled $13 million in the second quarter of 2019 as compared to $12 million in the second quarter of 2018. Product liability expense totaled $24 million in the first six months of 2019 as compared to $27 million in the first six months of 2018. The change in expense from period to period is based on the Company's quarterly review of its reserves, coupled with normal activity, including the addition of another period of self-insured incidents, settlements and changes in the amount of reserves. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.
Selling, general, and administrative expenses were $66 million in the second quarter of 2019 (9.7 percent of net sales) and $61 million in 2018 (8.8 percent of net sales). Selling, general, and administrative expenses were $123 million in the first six months of 2019 (9.4 percent of net sales) and $119 million in the first six months of 2018 (9.2 percent of net sales). In both periods, the increase in selling, general and administrative expenses was driven primarily by an increase in mark to market costs of stock-based liabilities and increased incentive compensation.
During the first six months of 2019, the Company recorded restructuring expense associated with the planned cessation of light vehicle tire production at the Melksham, U.K. facility. This initiative, which was committed to on January 17, 2019 by Cooper Tire Europe, a wholly owned subsidiary of the Company, is expected to result in charges to 2019 pre-tax earnings of approximately $8 to $11 million, of which 5 to 10 percent are expected to be non-cash charges. The Company recorded restructuring expense of $2 million for the quarter ended June 30, 2019, consisting primarily of employee severance costs. The Company recorded restructuring expense of $7 million for the six months ended June 30, 2019, consisting of $6 million of employee severance costs and $1 million in asset write-downs and other costs. Additional information related to the Company’s accounting for restructuring costs appears in the Notes to the condensed consolidated financial statements.

Interest expense and interest income in the second quarter of 2019 and for the first six months of 2019 were comparable to the similar periods in 2018.
For the quarter ended June 30, 2019, other pension and postretirement benefit expense was $9 million as compared to $7 million for the quarter ended June 30, 2018. For the six months ended June 30, 2019, other pension and postretirement benefit expense was $19 million as compared to $14 million for the six months ended June 30, 2018. The increase is primarily the result of lower estimated returns on plan assets compared to 2018, reflective of an improved pension funded status resulting in the portfolio taking less risk in order to preserve the funded status.
Other expense was comparable for the second quarter of 2019 compared to the second quarter of 2018. Other expense decreased $3 million for the six month period ended June 30, 2019 compared to the comparable period of 2018, primarily due to the impact of foreign currency exchange rates.
For the three month period ended June 30, 2019, the Company recorded income tax expense of $6 million (effective tax rate of 38.7 percent) compared to $2 million (effective tax rate of 12.6 percent) for the same period in 2018. For the six month period ended June 30, 2019, the Company recorded income tax expense of $12 million (effective tax rate of 42.6 percent) compared to $6 million (effective tax rate of 18.8 percent) for the same period in 2018. The effective tax rate for the three and six month periods ended June 30, 2019 differs from the U.S. federal statutory rate of 21 percent primarily due to net discrete tax expense of $2 million and $4 million recorded during the three and six month periods, respectively, as well as the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.

The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at June 30, 2019 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1 million. In addition, the Company has recorded valuation allowances of $23 million relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $24 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable.
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

Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Change	2018	2019	Change	2018
Sales	$582,307	(0.4)%	$584,412	$1,097,243	2.6%	$1,069,804
Operating profit	$46,814	15.6%	$40,480	$85,603	19.4%	$71,715
Operating margin	8.0%	1.1 points	6.9%	7.8%	1.1 points	6.7%
Total unit sales change		(3.8)%			(2.1)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		(4.0)%			(1.7)%
USTMA members		(1.5)%			0.3%
Total Industry		0.7%			3.9%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from GRT and through an off-take agreement that was entered with PCT, the Company's former joint venture. In December 2017, the Company signed an off-take agreement with Sailun Vietnam, effective from January 1, 2018 through December 31, 2020, as an additional source of TBR tires. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, large retail chains that sell tires as well as other automotive products, mass merchandisers and digital channels. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Sales
Net sales of the Americas Tire Operations segment decreased from $584 million in the second quarter of 2018 to $582 million in the second quarter of 2019. The decrease in sales was a result lower unit volume ($22 million), partially offset by favorable pricing and mix ($20 million). Unit shipments for the segment decreased 3.8 percent in the second quarter of 2019 compared with the second quarter of 2018. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 4.0 percent in the second quarter of 2019 compared with the same period in 2018. This decrease compares with a 1.5 percent decrease in total light vehicle tire shipments experienced by the USTMA, and a 0.7 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-USTMA members.
Net sales of the Americas Tire Operations segment increased from $1,070 million in the first six months of 2018 to $1,097 million in the first six months of 2019. The increase in sales was a result of favorable pricing and mix ($50 million), partially offset by unfavorable volume impact ($23 million). Unit shipments for the segment decreased 2.1 percent in the first six months of 2019 compared with the first six months of 2018. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 1.7 percent in the first six months of 2019 compared with the same period in 2018. This decrease compares with a 0.3 percent increase in total light vehicle tire shipments experienced by the USTMA, and a 3.9 percent increase in total light vehicle tire shipments experienced for the total industry.

Operating Profit
Operating profit for the segment for the second quarter of 2019 increased $7 million to $47 million over the same period in 2018. Operating profit for 2019 was negatively affected by $13 million of new tariffs on products imported into the U.S. from China compared to the same period a year ago. In addition, the quarter included $22 million of favorable price and mix and $12 million of favorable raw material costs (excluding the new tariffs). The second quarter of 2019 also included $3 million of favorable manufacturing costs. The segment experienced $6 million of unfavorable selling, general and administrative costs, $5 million as a result of lower unit volume and $1 million of higher product liability costs in the second quarter of 2019. Other costs increased $5 million, including increased distribution costs, as well as the nonrecurrence of insurance recoveries net of direct costs of $3 million recorded in 2018 relating to tornado damage at a North American distribution center in 2017.
Operating profit for the segment for the first six months of 2019 increased $14 million compared to the first six months of 2018 to $86 million. Operating profit for the first half of 2019 was negatively affected by $27 million of new tariffs on products imported into the U.S. from China. In addition, operating profit for the first six months of 2019 included $39 million of favorable price and mix and $11 million of favorable raw material costs (excluding the new tariffs). The first six months of 2019 also included $9 million of favorable manufacturing costs, and $4 million of lower product liability costs. The segment experienced $8 million of unfavorable selling, general and administrative costs and $5 million of lower unit volume. The first six months of 2019 also included increased other costs of $9 million, including higher distribution costs and the nonrecurrence of $5 million of insurance recoveries net of direct costs recorded in the first half of 2018.
The segment’s internally calculated raw material index of 161.8 for the quarter ended June 30, 2019 was a decrease of 1.2 percent from the second quarter of 2018. The raw material index increased 0.9 percent over the quarter ended March 31, 2019.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Change	2018	2019	Change	2018
Sales	$138,514	(17.5)%	$167,839	$282,299	(14.2)%	$329,083
Operating (loss) profit	$(1,296)	n/m	$5,652	$(2,635)	n/m	$13,086
Operating margin	(0.9)%	(4.3) points	3.4%	(0.9)%	(4.9) points	4.0%
Total unit sales change		(15.1)%			(12.1)%
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR and passenger car tires under off-take agreements with PCT through mid-2021 and, in December 2017, the Company signed an off-take agreement with Sailun Vietnam, as a source of TBR tires through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
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
Sales
Net sales of the International Tire Operations segment decreased $29 million, or 17.5 percent, from the second quarter of 2018. The segment experienced $25 million of lower unit volume and $6 million of unfavorable foreign currency impact, partially offset by $2 million of favorable price and mix. Segment unit volume was down 15.1 percent, with unit volume decreases in Asia and Europe.

Net sales of the International Tire Operations segment decreased $47 million, or 14.2 percent, from the first six months of 2018. The segment experienced $40 million of lower unit volume and $8 million of unfavorable foreign currency impact, partially offset by $1 million of favorable price and mix. Segment unit volume was down 12.1 percent, with unit volume decreases in Asia and Europe.
Operating Profit
Operating profit for the segment decreased $7 million to an operating loss of $1 million in the second quarter of 2019. The decrease was driven by $3 million of lower unit volume, $2 million of unfavorable price and mix, $3 million of higher manufacturing costs, Melksham restructuring charges of $2 million and $1 million of increased other costs. These decreases were partially offset by $3 million of decreased raw material costs and $1 million of decreased selling, general and administrative costs in the second quarter of 2019.
Operating profit for the segment decreased $16 million to an operating loss of $3 million in the first six months of 2019. The decrease was driven by Melksham restructuring charges of $7 million, $5 million of lower unit volume, $5 million of unfavorable price and mix, $4 million of higher manufacturing costs and $1 million of increased other expenses. These were partially offset by $6 million of decreased raw material costs in the first half of 2019.
Outlook for the Company
Given the Company's first half unit volume performance, and the lack of clarity regarding the China new vehicle market, the Company no longer expects full year global unit volume growth compared to 2018.
Consolidated operating profit margin is expected to improve throughout the year, with the full year 2019 operating profit margin in line with 2018 reported operating profit margin of 5.9 percent.
The Company expects capital expenditures to range between $180 and $200 million. This does not include capital contributions related to the Company's pro rata share of its joint venture with Sailun Vietnam or other potential manufacturing footprint investments.
The Company expects its full year 2019 effective tax rate, excluding significant discrete items, to range between 23 and 26 percent.
The Company expects total restructuring charges related to the Melksham, U.K. manufacturing facility to be in a range of $8 to $11 million, including $7 million already incurred for the six month period ended June 30, 2019.
The 2019 expectations include tariffs already in place, but do not include rate changes or additional tariffs that continue to be considered, but have not yet been imposed.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash used by operating activities of continuing operations was $99 million in the first six months of 2019 compared to $79 million in the first six months of 2018. Net income provided $16 million in 2019 as compared to net income of $25 million in 2018. In the first six months of 2019, non-cash items contributed $105 million, including a favorable increase in the Company's LIFO reserve of $10 million, compared to $97 million contributed in the first six months of 2018. In the first six months of 2019, changes in working capital used $220 million, as compared to the usage of $200 million in the first six months of 2018. The increased 2019 usage was driven primarily by higher growth in inventory as a result of normal seasonal volume growth and increased cost, including the impact of tariffs on tires imported from China to the U.S., and a decrease in the Company's customer reserve accruals in 2019 as a result of reduced unit volumes.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $105 million in the first six months of 2019 and $98 million in the same period of 2018. Additionally, investing activities in the first six months of 2019 also include the Company's $49 million investment in the Sailun Vietnam equity joint venture.
Sources and uses of cash in financing activities
In the first six months of 2019 and 2018, the Company added $5 million and $11 million, respectively, of short-term debt at its Asian operations.

The Company paid $2 million and $1 million in fees associated with amendments to its domestic credit facilities in the first six months of 2019 and 2018, respectively.
The Company repurchased $29 million of its common stock in the first six months of 2018 as part of the Company’s share repurchase program authorized by the Board of Directors. No share repurchases occurred in the first six months of 2019.
Dividends paid on the Company’s common shares were $11 million in the first six months of both 2019 and 2018.
Available cash, credit facilities and contractual commitments
At June 30, 2019, the Company had cash and cash equivalents of $112 million.
Domestically, the Company's recently amended Credit Facility with a consortium of banks provides up to $700 million and is set to expire in June 2024. Of this amended borrowing capacity, $200 million is allocated to the Term Loan A, while the remaining $500 million is allocated to the Revolving Credit Facility. The Term Loan A is scheduled to be drawn in December 2019 primarily to pay for the maturing unsecured notes of $174 million that are classified within the current portion of long-term debt at June 30, 2019. The Credit Facility also includes a $110 million letter of credit subfacility.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in February 2021.
These credit facilities are undrawn, other than to secure letters of credit, at June 30, 2019. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at June 30, 2019, was $808 million, including the capacity of the Term Loan A.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $47 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $27 million at June 30, 2019.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, dividend and share repurchase goals and maturing long-term debt. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives and to finance maturing long-term debt. The entire amount of short-term notes payable outstanding at June 30, 2019 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
The following table summarizes long-term debt at June 30, 2019:

June 30, 2019
Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Finance leases and other	5,250
295,708
Less: unamortized debt issuance costs	1,318
294,390
Less: current maturities	173,766
$120,624
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

It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including, but not limited to:

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure of the Company’s suppliers to timely deliver products or services in accordance with contract specifications;

•
changes to tariffs or trade agreements, or the imposition of new or increased tariffs or trade restrictions, imposed on tires or materials or manufacturing equipment which the Company uses, including changes related to tariffs on tires, raw materials and tire-manufacturing equipment imported into the U.S. from China or other countries;

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

There have been no material changes in market risk at June 30, 2019 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2019 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2019. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
Current global and regional economic conditions may affect demand for the Company’s products, create volatility in raw material costs and affect the availability and cost of credit. These conditions also affect the Company’s customers and suppliers as well as the ultimate consumer.
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
The current economic environment continues to cause increased financial pressures and stresses on the Company's customers, which could impact the timeliness of customer payments and, ultimately, the collectability of accounts receivable. In addition, the bankruptcy, restructuring, financial condition, consolidation or other cooperation of one or more of the Company’s major customers or suppliers, as well as the strategic actions of competitors, could result in the write-off of accounts receivable, a reduction in purchases of the Company’s products or a supply disruption to its facilities, which could harm the Company’s results of operations, financial condition and liquidity.
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
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of truck and bus tires from China. As a result of this decision, preliminary antidumping and countervailing duties from Chinese truck and bus tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on truck and bus tires from China imported into the U.S. and that case is still pending. On November 1, 2018, the Court of International Trade (“CIT”) remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and significant duties were imposed on Chinese truck and bus tire imports. The ITC’s re-determination, along with comments from the parties regarding the re-determination were filed with the CIT. The CIT will make a final determination.
Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These increased to 25 percent effective May 10, 2019. Future changes to duty percentages, if any, are unknown at this time. Retaliatory duties on U.S. products have been implemented in response to these additional duties by China.
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
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain TBR and passenger car tires for the Company through mid-2018. The agreements have been extended and now expire in mid-2021. If there are any disruptions in or quality issues with the supply of TBR products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the PCT off-take agreements, including sourcing through GRT, an off-take agreement with Sailun Vietnam and the recently announced joint venture between Cooper Vietnam and Sailun Vietnam, which is expected to begin producing tires in 2020, but there can be no assurance that the Company will be able to do so in a timely manner.
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
The Company routinely evaluates potential investments and acquisitions and may pursue additional investment and acquisition opportunities, some of which could be material to its business. The Company cannot provide assurance whether it will be successful in pursuing and integrating any investment or acquisition opportunities or what the consequences of any investment or acquisition would be. The Company may encounter various risks in any investment or acquisition, including:

•	the possible inability to integrate an acquired business into its operations;

•	diversion of management’s attention;

•	loss of key management personnel;

•	unanticipated problems or liabilities, including delays in completion of required capital expenditures and/or construction;

•	potential asset impairment charges, due to inability to meet operating plans; and

•	increased labor and regulatory compliance costs of acquired businesses.
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
The Company periodically requires access to the capital and financial markets as a significant source of liquidity for maturing debt payments or working capital needs or investments in the business that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets and bank financings. Additionally, any inability to access the capital markets or bank financings, including the ability to refinance existing debt when due, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, suspend stock repurchases, sell important assets or, in extreme cases, seek protection from creditors. See also related comments under “There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.”
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
Certain of the Company's variable rate debt, including its Credit Facility, currently uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of variable rate debt. The interest rates under on the Company's term loans and revolving credit facilities can vary based on the Company's credit ratings. The Company's policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. Interest rate swaps are also used to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. The Company utilizes derivative financial instruments to enhance its ability to manage risk, including interest rate exposures that exist as part of ongoing business operations. The company does not enter into contracts for trading purposes, nor is it a party to any leveraged derivative instruments. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, the Company's use of these instruments may not effectively limit or eliminate exposure to changes in interest rates. Therefore, the Company cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on its business, financial position or operating results.

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

In addition, while the Company believes that its tires are free from design and manufacturing defects and comply with all applicable regulations and standards, it is possible that recalls of the Company’s tires could occur in the future. A recall could harm the Company’s reputation, operating results and financial position.
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

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	—	$—	—	$193,123
May 1, 2019 through May 31, 2019	—	—	—	193,123
June 1, 2019 through June 30, 2019	—	—	—	193,123
Total	—		—

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
(a) Exhibits

10.1
Amendment No. 3 to Credit Agreement, dated June 27, 2019, by and among Cooper Tire & Rubber Company, the lenders party thereto, and JPMorgan Chase Bank, N.A. is incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated June 28, 2019

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

July 29, 2019
(Date)