Form 10-Q
period 2019-09-30
COOPER TIRE & RUBBER CO
filed 2019-10-28
CIK 24491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Number of shares of common stock of registrant outstanding as of Oct 25, 2019: 50,183,978

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$704,134	$737,671	$2,002,428	$2,037,575
Cost of products sold	589,768	597,724	1,700,662	1,718,920
Gross profit	114,366	139,947	301,766	318,655
Selling, general and administrative expense	60,786	58,746	183,452	178,236
Restructuring expense	811	—	7,442	—
Operating profit	52,769	81,201	110,872	140,419
Interest expense	(7,476)	(7,930)	(23,599)	(24,038)
Interest income	1,507	2,399	6,887	6,702
Other pension and postretirement benefit expense	(9,562)	(6,932)	(28,212)	(20,885)
Other non-operating (expense) income	(509)	2,922	(593)	(129)
Income before income taxes	36,729	71,660	65,355	102,069
Provision for income taxes	7,721	16,227	19,908	21,944
Net income	29,008	55,433	45,447	80,125
Net (loss) income attributable to noncontrolling shareholders' interests	(336)	1,720	301	3,120
Net income attributable to Cooper Tire & Rubber Company	$29,344	$53,713	$45,146	$77,005

Earnings per share:
Basic	$0.58	$1.07	$0.90	$1.53
Diluted	$0.58	$1.07	$0.90	$1.52

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$29,008	$55,433	$45,447	$80,125
Other comprehensive (loss) income:
Cumulative currency translation adjustments	(17,692)	(5,500)	(15,718)	(16,481)
Financial instruments:
Change in the fair value of derivatives	(2,052)	(1,747)	(4,393)	863
Income tax (provision) benefit on derivative instruments	530	429	1,213	(318)
Financial instruments, net of tax	(1,522)	(1,318)	(3,180)	545
Postretirement benefit plans:
Amortization of actuarial loss	9,177	9,275	27,625	27,941
Amortization of prior service credit	(102)	(135)	(306)	(406)
Income tax provision on postretirement benefit plans	(2,041)	(2,021)	(6,123)	(6,062)
Foreign currency translation effect	2,201	559	2,170	1,365
Postretirement benefit plans, net of tax	9,235	7,678	23,366	22,838
Other comprehensive (loss) income	(9,979)	860	4,468	6,902
Comprehensive income	19,029	56,293	49,915	87,027
Less: Comprehensive (loss) income attributable to noncontrolling shareholders' interests	(2,324)	2,043	(1,047)	2,305
Comprehensive income attributable to Cooper Tire & Rubber Company	$21,353	$54,250	$50,962	$84,722
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$137,093	$356,254
Notes receivable	8,647	5,737
Accounts receivable, less allowances of $7,209 at 2019 and $5,836 at 2018	617,753	546,905
Inventories:
Finished goods	420,243	338,133
Work in process	29,989	27,265
Raw materials and supplies	116,648	114,582
Total inventories	566,880	479,980
Other current assets	48,501	67,856
Total current assets	1,378,874	1,456,732
Property, plant and equipment:
Land and land improvements	52,736	52,668
Buildings	331,872	314,555
Machinery and equipment	2,003,925	1,981,857
Molds, cores and rings	256,317	238,911
Total property, plant and equipment	2,644,850	2,587,991
Less: Accumulated depreciation	1,633,058	1,586,070
Property, plant and equipment, net	1,011,792	1,001,921
Operating lease right-of-use assets, net of accumulated amortization of $19,751 at 2019 and $0 at 2018	86,285	—
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $120,274 at 2019 and $106,871 at 2018	113,510	120,321
Deferred income tax assets	24,256	28,146
Investment in joint venture	48,936	—
Other assets	14,112	8,234
Total assets	$2,696,616	$2,634,205
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

(Continued)	September 30, 2019 (Unaudited)	December 31, 2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$16,188	$15,288
Accounts payable	253,821	286,671
Accrued liabilities	305,477	282,650
Income taxes payable	15,787	975
Current portion of long-term debt and finance leases	173,578	174,760
Total current liabilities	764,851	760,344
Long-term debt and finance leases	120,657	121,284
Noncurrent operating leases	60,335	—
Postretirement benefits other than pensions	234,773	236,454
Pension benefits	106,577	147,950
Other long-term liabilities	140,960	135,730
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2019 and 2018	87,850	87,850
Capital in excess of par value	21,474	21,124
Retained earnings	2,478,677	2,449,714
Accumulated other comprehensive loss	(455,773)	(461,589)
Parent stockholders' equity before treasury stock	2,132,228	2,097,099
Less: Common shares in treasury at cost (37,666,319 at 2019 and 37,776,659 at 2018)	(923,118)	(925,056)
Total parent stockholders' equity	1,209,110	1,172,043
Noncontrolling shareholders' interests in consolidated subsidiaries	59,353	60,400
Total equity	1,268,463	1,232,443
Total liabilities and equity	$2,696,616	$2,634,205
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$45,447	$80,125
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	111,518	110,210
Stock-based compensation	3,473	3,867
Change in LIFO inventory reserve	2,438	1,134
Amortization of unrecognized postretirement benefits	27,314	27,535
Changes in operating assets and liabilities:
Accounts and notes receivable	(80,571)	(88,942)
Inventories	(96,043)	(24,957)
Other current assets	(352)	(9,190)
Accounts payable	(2,492)	6,500
Accrued liabilities	(5,350)	(6,832)
Other items	(19,795)	(65,928)
Net cash (used in) provided by operating activities	(14,413)	33,522
Investing activities:
Additions to property, plant and equipment and capitalized software	(155,808)	(143,974)
Investment in joint venture	(49,001)	—
Proceeds from the sale of assets	6	160
Net cash used in investing activities	(204,803)	(143,814)
Financing activities:
Issuances of short-term debt	1,488	2,467
Repayments of short-term debt	(588)	(24,619)
Repayments of long-term debt and finance lease obligations	(1,196)	(1,203)
Payment of financing fees	(2,207)	(1,230)
Repurchase of common stock	—	(30,183)
Payments of employee taxes withheld from share-based awards	(1,376)	(2,107)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(15,799)	(15,880)
Issuance of common shares related to stock-based compensation	114	—
Excess tax benefits on stock-based compensation	—	275
Net cash used in financing activities	(19,564)	(72,480)
Effects of exchange rate changes on cash	1,958	2,812
Net change in cash, cash equivalents and restricted cash	(236,822)	(179,960)
Cash, cash equivalents and restricted cash at beginning of period	378,246	392,306
Cash, cash equivalents and restricted cash at end of period	$141,424	$212,346

Cash and cash equivalents	$137,093	$208,616
Restricted cash included in Other current assets	2,850	1,311
Restricted cash included in Other assets	1,481	2,419
Total cash, cash equivalents and restricted cash	$141,424	$212,346
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
There is a year-round demand for passenger car and truck replacement tires, but passenger car replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of June through November. Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.
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
On April 5, 2019, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly owned subsidiary of the Company, and Sailun (Vietnam) Co., Ltd. ("Sailun Vietnam") established a joint venture in Vietnam, ACTR Company Limited ("ACTR"), which will produce and sell truck and bus radial ("TBR") tires. The Company’s investment in the joint venture represents a 35 percent ownership interest and is accounted for under the equity method. Total investment in the facility and equipment in the joint venture is expected to be in the range of $220,000 to $240,000, funded through capital contributions and debt, with Cooper being responsible for its pro rata share. As of September 30, 2019, the Company has invested $49,001 into the joint venture. Construction of the facility began in 2019, with commercial tire production expected to commence in the first half of 2020.
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

Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$29,344	$53,713	$45,146	$77,005
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,179	50,065	50,148	50,443
Effect of dilutive securities - stock options and other stock units	179	214	218	235
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,358	50,279	50,366	50,678
Earnings per share:
Basic	$0.58	$1.07	$0.90	$1.53
Diluted	$0.58	$1.07	$0.90	$1.52

Options to purchase shares of the Company’s common stock not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 77,215 at September 30, 2019. All options were included in the computation of diluted earnings per share at September 30, 2018.
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

	Nine Months Ended September 30,
	2019	2018
Reserve at beginning of year	$12,431	$12,093
Additions	8,070	9,523
Payments	(8,586)	(9,492)
Reserve at period end	$11,915	$12,124

Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the People’s Republic of China ("PRC") into the United States ("U.S.") were initiated on January 29, 2016. The preliminary determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. On February 22, 2017, the U.S. International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of TBR tires from the PRC. As a result of this decision, preliminary antidumping and countervailing duties from Chinese TBR tires imported subsequent to the preliminary determination were not collected and any amounts previously paid were refunded by U.S. Customs and Border Protection. On April 14, 2017, the United Steelworkers Union filed a civil action challenging the ITC's decision not to impose duties on TBR tires from China imported into the U.S. and that case is still pending. On November 1, 2018, the Court of International Trade (“CIT”) remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from China. The ITC’s re-determination, along with comments from the parties regarding the re-determination, were filed with the CIT. The CIT will make a final determination. Since the publication of the determination in the Federal Register, the Company incurred duties of $8,818 and $26,754 for the three and nine month periods ended September 30, 2019. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income.

Section 301 Tariffs - Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These tariffs increased to 25 percent effective May 10, 2019. The Company has incurred duties of $6,495 and $15,892 for the three and nine month periods ended September 30, 2019 related to these Section 301 tariffs. These amounts were recorded as a component of Cost of products sold in the Condensed Consolidated Statements of Income.
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
Accounting Pronouncements – Recently adopted

SEC Disclosure Regulation Simplifications
During the fourth quarter of 2018, the U.S. Securities and Exchange Commission (“SEC”) published Final Rule Release No. 33-10532, "Disclosure Update and Simplification." This standard, effective for quarterly and annual reports submitted after November 5, 2018, streamlines disclosure requirements by removing certain redundant topics. For the Company, the most notable simplification implemented in 2019 was the expansion of the shareholders' equity reconciliation to display quarter-to-quarter details beginning in the first quarter of 2019. The changes to the SEC rules impacted the presentation of the Company's filings, but did not materially impact the Company's condensed consolidated financial statements.

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
Accounting Pronouncements – To be adopted

Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. The FASB issued subsequent amendments to the initial guidance in November 2018, April 2019 and May 2019 with ASU 2018-19, ASU 2019-04 and ASU 2019-05, respectively. Trade receivables (including the allowance for doubtful accounts) is the only financial instrument in scope for ASU 2016-13 currently held by the Company. Implementation is anticipated to include an update to the Company's allowance for doubtful accounts methodology and related disclosures, but with minimal impact on the condensed consolidated financial statements. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 with a modified retrospective approach. Early adoption is permitted but not part of the Company's implementation plan.

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
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to the planned cessation of passenger car and light truck tire production ("light vehicle tire production") at its Melksham, U.K. facility, which is included in the International Segment. This initiative is expected to result in charges to 2019 pre-tax earnings of approximately $8 to $10 million, of which 15 to 25 percent are expected to be non-cash charges. Approximately 300 roles were eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center. Phasing out of light vehicle tire production was substantially completed in the third quarter of 2019.
For the three and nine month periods ended September 30, 2019, the Company recorded restructuring expense of $811 and $7,442, made up of employee severance, asset write-downs and other costs. In the third quarter, the Company released certain of its severance accruals due to employees separating from the Company prior to meeting the requirements for payment. At September 30, 2019, the Company's accrued restructuring balance is $381, related largely to employee severance costs.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Employee severance (reversals) costs	$(411)	$5,308
Asset write-downs & other costs	1,222	2,134
Total restructuring expense	$811	$7,442

Beginning balance of accrued restructuring - severance	$4,484	$—
Release of severance accrual	(411)	5,308
Payment of severance costs	(4,133)	(5,368)

Beginning balance of accrued restructuring - other	125	—
Additional other accrual	380	683
Payment of other costs	(64)	(242)
Ending balance of total accrued restructuring	$381	$381

In addition to the costs classified as restructuring expense, the Company incurred additional costs of $363 and $677 for the three and nine month periods ended September 30, 2019, respectively, as a result of Cooper Tire Europe's decision to cease light vehicle tire production at the Melksham facility. These additional costs relate to professional fees associated with the Company's evaluation of its legal entity structure moving forward, as well as other matters, and are included within selling, general and administrative expense for the three and nine months periods ended September 30, 2019. These costs, as well as estimates for similar types of costs in future periods, are included in the $8 to $10 million overall estimate of costs related to the Melksham decision.

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

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$537,711	$103,275	$(16,651)	$624,335
Truck and bus radial	51,187	17,973	(13,442)	55,718
Other (2)	13,059	11,022	—	24,081
Net sales	$601,957	$132,270	$(30,093)	$704,134

	Nine Months Ended September 30, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$1,508,374	$308,860	$(57,594)	$1,759,640
Truck and bus radial	151,045	65,561	(53,748)	162,858
Other (2)	39,782	40,148	—	79,930
Net sales	$1,699,201	$414,569	$(111,342)	$2,002,428

	Three Months Ended September 30, 2018
	Americas	International	Eliminations	Total
Light Vehicle (1)	$556,253	$126,161	$(34,252)	$648,162
Truck and bus radial	56,459	22,833	(19,182)	60,110
Other (2)	15,992	13,407	—	29,399
Net sales	$628,704	$162,401	$(53,434)	$737,671

	Nine Months Ended September 30, 2018
	Americas	International	Eliminations	Total
Light Vehicle (1)	$1,516,921	$370,374	$(90,624)	$1,796,671
Truck and bus radial	$141,492	$75,949	$(61,792)	155,649
Other (2)	$40,094	$45,161	$—	85,255
Net sales	$1,698,507	$491,484	$(152,416)	$2,037,575

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
Significant changes in the contract liabilities balance during the nine months ended September 30, 2019 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$947
Increases to deferred revenue for cash received in advance from customers	13,288
Decreases due to recognition of deferred revenue	(10,516)
Contract liabilities at September 30, 2019	$3,719

Transaction price allocated to remaining performance obligations
For the three and nine months ended September 30, 2019 and 2018, respectively, revenue recognized from performance obligations related to prior periods was not material.
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
Inventory costs are determined using the last-in, first-out ("LIFO") method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $462,163 and $380,990 at September 30, 2019 and December 31, 2018, respectively. These FIFO values have been reduced by approximately $87,506 and $85,068 at September 30, 2019 and December 31, 2018, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 5.	Income Taxes
For the three month period ended September 30, 2019, the Company recorded a provision for income taxes of $7,721 (effective tax rate of 21.0 percent) compared to $16,227 (effective tax rate of 22.6 percent) for the same period in 2018. For the nine month period ended September 30, 2019, the Company recorded a provision for income taxes of $19,908 (effective tax rate of 30.5 percent) compared to $21,944 (effective tax rate of 21.5 percent) for the same period in 2018. The 2019 and 2018 three and nine month period provisions for income taxes are calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The Company is subjected to the U.S. federal statutory rate of 21 percent. The effective tax rate for the three and nine month periods ended September 30, 2019 were affected by net discrete tax (benefit) expense of $(1,863) and $2,522 recorded during the three and nine month periods, respectively, and by the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded. The discrete tax items in the three month period ended September 30, 2019, consist of state refund filings and other state activity of $(971) as well as U.S. Federal tax benefit based on return to provision adjustments related to tax reform items and certain tax credits of $(892). The discrete tax items in the nine month period ended September 30, 2019 primarily consist of various state reserves for additional uncertain tax positions of $4,939 offset by return to provision adjustments of $(1,347) and expected refunds and deferred tax benefits related to other state filings of $(3,858). For the nine month period ended September 30, 2019, discrete items also include 2017 transition tax and unrecognized tax benefits accrued of $1,661 and $670, respectively, as a result of final U.S. federal tax guidance issued during the first quarter of 2019 pertaining to the one-time mandatory deemed repatriation under the 2017 Tax Act.

The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at September 30, 2019 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1,402. In addition, the Company has recorded valuation allowances of $21,687 relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $23,089. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable. If the evidence suggests that deferred tax assets for these operations will more likely than not be able to be realized in the future, release of a portion or all of the valuation allowance in place for these entities could occur. Such release could materially impact the Company's effective tax rate in the period in which the release occurs.

The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits. At September 30, 2019, the Company’s liability, exclusive of penalty and interest, totals approximately $10,957. The Company reversed an immaterial amount of its state unrecognized tax benefits, primarily as a result of exam settlement, and accrued an immaterial amount of interest expense during the nine month period ended September 30, 2019. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for tax years before 2016 and state and local examinations for tax years before 2013, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are generally no longer subject to income tax examinations in major foreign taxing jurisdictions for tax years prior to 2014. Certain of the Company's state income tax returns in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases in the Company’s unrecognized tax benefits during the next twelve months.

Note 6.	Debt
On February 15, 2018, the Company amended its revolving credit facility ("Credit Facility") with a consortium of banks that provided up to $400,000 based on available collateral, including an $110,000 letter of credit subfacility, set to expire in February 2023. As of June 27, 2019, the Company amended this Credit Facility with a consortium of several banks that provides up to $700,000 and is set to expire in June 2024. Of this amended borrowing capacity, $200,000 is allocated to a Delayed Draw Term Loan A ("Term Loan A"), which is scheduled to be drawn in December 2019, while the remaining $500,000 is allocated to the Credit Facility to provide working capital and funds for general corporate purposes. The Term Loan A funds will be used primarily to pay for the unsecured notes maturing at that time. The Credit Facility still includes the $110,000 letter of credit sub-facility. The Company may elect, with lender consent, to increase the commitments under the Credit Facility or incur one or more tranches of term loans in an aggregate amount of up to $300,000 (or an unlimited increase if the Proforma Net Secured Leverage Ratio is less than 1.75x). Debt issuance costs related to the Credit Facility amendment totaled $1,507 while those related to the Term Loan A totaled $700, for a combined $2,207 in debt issuance costs. These costs, along with the remaining debt issuance costs from the February 2018 credit facility amendment, will be amortized over the life of the underlying debt instruments and are included in the Other assets classification in the Condensed Consolidated Balance Sheets. The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Facility, subject to the satisfaction of certain conditions.
On July 11, 2019, the Company entered into forward-starting interest rate swaps to hedge a portion of the cash flow exposure associated with the Company's forthcoming Term Loan A variable-rate borrowings. See Note 7 Fair Value Measurement for further information.
The Company's accounts receivable securitization facility provides up to $150,000 based on available collateral and expires in February 2021. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell from time to time an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The accounts receivable securitization facility has no significant financial covenants until available credit is less than specified amounts.
The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at September 30, 2019 or December 31, 2018, other than amounts used to secure letters of credit. Amounts used to secure letters of credit totaled $16,840 at September 30, 2019 and $16,800 at December 31, 2018. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at September 30, 2019, was $803,558.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $45,262 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $29,074 at September 30, 2019.
The following table summarizes the long-term debt and finance leases of the Company at September 30, 2019 and December 31, 2018. Except for the finance leases and other, the remaining long-term debt is due in an aggregate principal payment on the due date:

	September 30, 2019	December 31, 2018
Parent company
8% unsecured notes due December 2019	$173,578	$173,578
7.625% unsecured notes due March 2027	116,880	116,880
Finance leases and other	5,063	6,245
	295,521	296,703
Less: unamortized debt issuance costs	1,286	659
	294,235	296,044
Less: current maturities	173,578	174,760
	$120,657	$121,284

In addition, at September 30, 2019 and December 31, 2018, the Company had short-term notes payable of $16,188 and $15,288, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at September 30, 2019 and December 31, 2018 was 4.72 percent and 4.82 percent, respectively.

Note 7.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the condensed consolidated balance sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to three years. The notional amount of these foreign currency derivative instruments at September 30, 2019 and December 31, 2018 was $185,097 and $129,542, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts ($(3,196) and $713 as of September 30, 2019 and December 31, 2018, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
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

On July 11, 2019, in order to hedge its upcoming Term Loan A variable rate debt, with an interest rate indexed to LIBOR plus 150 basis points, the Company entered into forward-starting interest rate swaps with effective dates of December 2, 2019 and termination dates of June 27, 2024. The initial notional amount of these swaps is $200,000 and will decrease quarterly by varying amounts over the life of the swaps. The interest rate swaps effectively fix the variable interest rate component on the notional amount of this swap at 1.720%. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded in accumulated other comprehensive loss.
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	September 30, 2019	December 31, 2018
Designated as hedging instruments:
Gross amounts recognized	$(3,673)	$(1,524)
Gross amounts offset	477	2,237
Net amounts	(3,196)	713
Not designated as hedging instruments:
Gross amounts recognized	$(177)	$(544)
Gross amounts offset	269	201
Net amounts	92	(343)
Net amounts presented:
Other current assets	$(257)	$1,750
Other long-term liabilities	$(2,847)	$(1,380)

The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives	$(1,164)	$45	$(2,714)	$2,753
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net sales	$143	$1,089	$998	$871
Interest expense	(30)	(32)	(94)	(103)
Other non-operating income	775	735	775	1,122
	$888	$1,792	$1,679	$1,890
The following table presents the location and amount of gains and losses on foreign exchange contract derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Other non-operating expense	$2,120	$741	$1,490	$784

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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$(444)	$—	$(444)	$—
Interest Rate Swaps	(2,660)	—	(2,660)	—
Stock-based Liabilities	$(13,570)	$(13,570)	$—	$—

	December 31, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$370	$—	$370	$—
Stock-based Liabilities	(14,644)	(14,644)	—	—

The fair market value of Cash and cash equivalents, Notes receivable, Restricted cash included in Other current assets, Restricted cash included in Other assets, Notes payable and Current portion of long-term debt and finance leases at September 30, 2019 and December 31, 2018 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair market value of Long-term debt and finance leases is $138,172 and $137,343 at September 30, 2019 and December 31, 2018, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is $120,657 and $121,284 as reported on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

Note 8.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three and nine months ended September 30, 2019 and 2018, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$2,244	$2,590	$6,732	$7,770
Interest cost	9,875	9,210	29,624	27,629
Expected return on plan assets	(11,741)	(13,508)	(35,776)	(40,525)
Amortization of actuarial loss	8,279	8,235	24,843	24,706
Net periodic benefit cost	$8,657	$6,527	$25,423	$19,580

	Pension Benefits - International
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	2,669	2,722	8,273	8,469
Expected return on plan assets	(2,788)	(2,945)	(8,642)	(9,161)
Amortization of actuarial loss	898	1,040	2,782	3,235
Net periodic benefit cost	$779	$817	$2,413	$2,543

	Other Post Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$393	$487	$1,180	$1,461
Interest cost	2,472	2,313	7,414	6,938
Amortization of prior service cost	(102)	(135)	(306)	(406)
Net periodic benefit cost	$2,763	$2,665	$8,288	$7,993

Note 9.	Lease Commitments
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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of lease renewal options is at the Company's sole discretion. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Certain of the Company's lease agreements include rental payments based on the use of the leased property over contractual levels. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

The following table presents the location and amount of lease assets and liabilities in the Condensed Consolidated Balance Sheets:

Assets	Location	September 30, 2019
Operating lease assets, net	Operating lease right-of-use assets, net	$86,285
Finance lease assets	Property, plant and equipment	2,978
Total leased assets		$89,263
Liabilities	Location
Current:
Operating	Accrued liabilities	$28,631
Finance	Current portion of long-term debt and finance leases	—
Noncurrent:
Operating	Noncurrent operating leases	60,335
Finance	Long-term debt and finance leases	5,063
Total lease liabilities		$94,029

The following table presents the location and amount of lease expense in the Condensed Consolidated Income Statement:

Lease cost	Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (a)	Cost of Sales	$6,318	$19,249
Operating lease cost	Selling General & Administrative Expenses	1,432	4,330
Total operating lease cost		7,750	23,579

Amortization of finance lease assets	Cost of sales	$51	$160
Interest on finance lease liabilities	Interest expense	1	3
Total finance lease cost		52	163
Net lease cost		$7,802	$23,742
(a) - Includes short-term lease costs of $1,981 and $5,382 and variable lease costs of $995 and $2,675 for the three and nine month periods ended September 30, 2019, respectively.
The following table presents the future maturities of the Company's lease obligations:

	September 30, 2019
	Operating Leases	Finance Leases	Total
2019	$8,119	$—	$8,119
2020	31,099	—	31,099
2021	17,802	5,063	22,865
2022	13,494	—	13,494
2023	9,549	—	9,549
After 2024	24,016	—	24,016
Total lease payments	104,079	5,063	109,142
Less: Interest	15,113	—	15,113
Present value of lease liabilities	$88,966	$5,063	$94,029

The following table presents the weighted-average lease term and discount rates of the Company's lease obligations:

Weighted-average remaining lease term (years)	September 30, 2019
Operating leases	4.98
Finance leases	1.42
Weighted-average discount rate
Operating leases	5.84%
Finance leases	4.77%

The following table presents the cash flow amounts related to lease liabilities included in the Company's Condensed Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,265	$25,446
Operating cash flows from finance leases	51	160
Financing cash flows from finance leases	(185)	(574)
Leased assets obtained in exchange for new operating lease liabilities	—	39

Note 10.	Stockholders’ Equity
The following tables provide a quarterly reconciliation of the equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests for the year to date as of September 30, 2019 and 2018:

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2018	$1,172,043	$60,400	$1,232,443
Net income	6,980	200	7,180
Other comprehensive income	13,170	980	14,150
Stock compensation plans	(290)	—	(290)
Cash dividends - 0.105 per share	(5,262)	—	(5,262)
Balance at March 31, 2019	$1,186,641	$61,580	$1,248,221
Net income	8,821	437	9,258
Other comprehensive income (loss)	637	(340)	297
Stock compensation plans	1,517	—	1,517
Cash dividends - 0.105 per share	(5,267)	—	(5,267)
Balance at June 30, 2019	$1,192,349	$61,677	$1,254,026
Net income	29,344	(336)	29,008
Other comprehensive (loss) income	(7,991)	(1,988)	(9,979)
Stock compensation plans	678	—	678
Cash dividends - 0.105 per share	(5,270)	—	(5,270)
Balance at September 30, 2019	$1,209,110	$59,353	$1,268,463

	Total Equity
	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2017	$1,127,096	$58,660	$1,185,756
Net income	8,284	699	8,983
Other comprehensive income	26,575	3,945	30,520
Share repurchase program	(15,565)	—	(15,565)
Stock compensation plans	(335)	—	(335)
Cash dividends - 0.105 per share	(5,334)	—	(5,334)
Balance at March 31, 2018	$1,140,721	$63,304	$1,204,025
Net income	15,008	701	15,709
Other comprehensive (loss) income	(19,395)	(5,083)	(24,478)
Share repurchase program	(13,790)	—	—
Stock compensation plans	1,092	—	1,092
Cash dividends - 0.105 per share	(5,289)	—	(5,289)
Balance at June 30, 2018	$1,118,347	$58,922	$1,177,269
Net income	53,713	1,720	55,433
Other comprehensive income	537	323	860
Share repurchase program	(828)	—	(828)
Stock compensation plans	1,032	—	1,032
Cash dividends - 0.105 per share	(5,257)	—	(5,257)
Balance at September 30, 2018	1,167,544	60,965	1,228,509

Note 11.	Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following tables provide a quarterly reconciliation of each component of accumulated other comprehensive income (loss) in the accompanying Consolidated Statements of Equity for the year to date as of September 30, 2019 and 2018:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	8,328	(1,183)	—	7,145
Foreign currency translation effect	—	—	(1,460)	(1,460)
Income tax effect	—	245	—	245
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	62	—	62
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,233	9,233
Income tax effect	—	88	(2,041)	(1,953)
Other comprehensive income (loss)	8,328	(788)	5,630	13,170
Ending Balance, March 31, 2019	$(53,805)	$1,362	$(395,976)	$(448,419)
Other comprehensive (loss) income before reclassifications	(6,994)	(367)	—	(7,361)
Foreign currency translation effect	—	—	1,429	1,429
Income tax effect	—	226	—	226
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(853)	—	(853)
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,215	9,215
Income tax effect	—	124	(2,041)	(1,917)
Other comprehensive (loss) income	(6,994)	(870)	8,501	637
Ending Balance, June 30, 2019	$(60,799)	$492	$(387,475)	$(447,782)
Other comprehensive (loss) income before reclassifications	(15,704)	(1,164)	—	(16,868)
Foreign currency translation effect	—	—	2,201	2,201
Income tax effect	—	476	—	476
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(888)	—	(888)
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,177	9,177
Income tax effect	—	54	(2,041)	(1,987)
Other comprehensive (loss) income	(15,704)	(1,522)	9,235	(7,991)
Ending Balance, September 30, 2019	$(76,503)	$(1,030)	$(378,240)	$(455,773)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2017	$(39,940)	$349	$(438,887)	$(478,478)
Other comprehensive income (loss) before reclassifications	20,925	646	—	21,571
Foreign currency translation effect	—	—	(2,900)	(2,900)
Income tax effect	—	(416)	—	(416)
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	1,493	—	1,493
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,345	9,345
Income tax effect	—	(171)	(2,211)	(2,382)
Other comprehensive income	20,925	1,552	4,099	26,576
Ending Balance, March 31, 2018	$(19,015)	$1,901	$(434,788)	$(451,902)
Other comprehensive (loss) income before reclassifications	(30,768)	2,062	—	(28,706)
Foreign currency translation effect	—	—	4,082	4,082
Income tax effect	—	(285)	—	(285)
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(1,592)	—	(1,592)
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,320	9,320
Income tax effect	—	126	(2,206)	(2,080)
Other comprehensive (loss) income	(30,768)	311	11,061	(19,396)
Ending Balance, June 30, 2018	$(49,783)	$2,212	$(423,727)	$(471,298)
Other comprehensive (loss) income before reclassifications	(5,823)	45	—	(5,778)
Foreign currency translation effect	—	—	559	559
Income tax effect	—	140	—	140
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(1,792)	—	(1,792)
Amortization of prior service credit	—	—	(135)	(135)
Amortization of actuarial losses	—	—	9,275	9,275
Income tax effect	—	289	(2,021)	(1,732)
Other comprehensive (loss) income	(5,823)	(1,318)	7,678	537
Ending Balance, September 30, 2018	$(55,606)	$894	$(416,049)	$(470,761)

Note 12.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to noncontrolling shareholders’ interests	$(336)	$1,720	$301	$3,120
Other comprehensive (loss) income:
Currency translation adjustments	(1,988)	323	(1,348)	(815)
Comprehensive (loss) income attributable to noncontrolling shareholders’ interests	$(2,324)	$2,043	$(1,047)	$2,305

Note 13.	Contingent Liabilities
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's quarterly reviews, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company decreased its accrual to $112,107 at September 30, 2019 from $112,124 at December 31, 2018.
For the nine months ended September 30, 2019, the addition of another nine months of self-insured incidents accounted for an increase of $27,899 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $8,147 for the nine month period ended September 30, 2019. The Company paid $19,769 during the first nine months of 2019 to resolve cases and claims.
The Company’s product liability reserve balance at September 30, 2019 totaled $112,107 (the current portion of $30,658 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2018 totaled $112,124 (current portion of $30,550).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2019 and 2018, respectively, product liability expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product liability expense	$4,866	$(18,389)	$28,397	$8,834

Note 14.	Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV ("COOCSA"), which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT") and through off-take agreements with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company's former joint venture, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam, a wholly owned subsidiary of Cooper, and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, large retail chains that sell tires as well as other automotive products, mass merchandisers and digital channels. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.

Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR and passenger car tires under off-take agreements with PCT through mid-2021 and, in December 2017, the Company signed an off-take agreement with Sailun Vietnam, as a source of TBR tires through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin commercially producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
The following table details segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Americas Tire
External customers	$594,015	$619,763	$1,669,310	$1,672,396
Intercompany	7,942	8,941	29,891	26,111
	601,957	628,704	1,699,201	1,698,507
International Tire
External customers	110,119	117,908	333,118	365,179
Intercompany	22,151	44,493	81,451	126,305
	132,270	162,401	414,569	491,484
Eliminations	(30,093)	(53,434)	(111,342)	(152,416)
Consolidated net sales	704,134	737,671	2,002,428	2,037,575
Operating profit (loss):
Americas Tire	67,941	87,353	153,544	159,068
International Tire	(4,831)	5,994	(7,466)	19,080
Unallocated corporate charges	(11,051)	(12,518)	(34,781)	(38,188)
Eliminations	710	372	(425)	459
Consolidated operating profit	52,769	81,201	110,872	140,419

Interest expense	(7,476)	(7,930)	(23,599)	(24,038)
Interest income	1,507	2,399	6,887	6,702
Other pension and postretirement benefit expense	(9,562)	(6,932)	(28,212)	(20,885)
Other non-operating (expense) income	(509)	2,922	(593)	(129)
Income before income taxes	$36,729	$71,660	$65,355	$102,069

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Change	2018	2019	Change	2018
Net Sales
Americas Tire	$601,957	(4.3)%	$628,704	$1,699,201	—%	$1,698,507
International Tire	132,270	(18.6)%	162,401	414,569	(15.6)%	491,484
Eliminations	(30,093)	43.7%	(53,434)	(111,342)	26.9%	(152,416)
Net sales	704,134	(4.5)%	737,671	2,002,428	(1.7)%	2,037,575
Operating profit (loss):
Americas Tire	67,941	(22.2)%	87,353	153,544	(3.5)%	159,068
International Tire	(4,831)	n/m	5,994	(7,466)	n/m	19,080
Unallocated corporate charges	(11,051)	(11.7)%	(12,518)	(34,781)	(8.9)%	(38,188)
Eliminations	710	90.9%	372	(425)	n/m	459
Operating profit	52,769	(35.0)%	81,201	110,872	(21.0)%	140,419

Interest expense	(7,476)	(5.7)%	(7,930)	(23,599)	(1.8)%	(24,038)
Interest income	1,507	(37.2)%	2,399	6,887	2.8%	6,702
Other pension and postretirement benefit expense	(9,562)	37.9%	(6,932)	(28,212)	35.1%	(20,885)
Other non-operating expense	(509)	n/m	2,922	(593)	359.7%	(129)
Income before income taxes	36,729	(48.7)%	71,660	65,355	(36.0)%	102,069
Provision for income taxes	7,721	(52.4)%	16,227	19,908	(9.3)%	21,944
Net income	29,008	(47.7)%	55,433	45,447	(43.3)%	80,125
Net income attributable to noncontrolling shareholders’ interests	(336)	n/m	1,720	301	(90.4)%	3,120
Net income attributable to Cooper Tire & Rubber Company	$29,344	(45.4)%	$53,713	$45,146	(41.4)%	$77,005

Basic earnings per share	$0.58	(45.8)%	$1.07	$0.90	(41.2)%	$1.53
Diluted earnings per share	$0.58	(45.8)%	$1.07	$0.90	(40.8)%	$1.52
n/m – not meaningful
2019 versus 2018
Consolidated net sales for the quarter ended September 30, 2019 were $704 million, a decrease of $34 million from 2018. Lower unit volumes ($54 million) and unfavorable foreign currency impact ($7 million) were partially offset by favorable price and mix ($27 million).
Consolidated net sales for the first nine months of 2019 were $2,002 million, a decrease of $36 million from the comparable period one year ago. In the first nine months of 2019, the Company experienced favorable price and mix ($72 million), offset by lower unit volume ($92 million) and unfavorable foreign currency impact ($16 million).

The Company recorded operating profit of $53 million in the third quarter of 2019, compared to operating profit of $81 million in the third quarter of 2018. The third quarter of 2019 included $23 million of higher net product liability expense, primarily due to a $31 million benefit related to an adjustment of the company's product liability reserve model in the third quarter of 2018, as well new tariffs of $15 million on imports into the U.S. from China compared to the same period a year ago. Aside from these items, operating profit for the third quarter of 2019 included $24 million of favorable raw material costs (excluding the new tariffs) and $20 million of favorable price and mix. This favorability was offset by lower unit volume of $16 million, higher manufacturing costs of $12 million, increased selling, general and administrative expenses of $2 million, and $1 million of restructuring costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility in the first quarter of 2019. In addition, other costs increased $3 million compared to the third quarter of 2018, primarily as a result of increased distribution costs.
As part of its regular review of product liability reserves, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserve for such claims.  The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the review completed in the third quarter of this year, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, product liability expense totaled $5 million in the third quarter of 2019 as compared to a reduction of cost of $18 million in the third quarter of 2018. Product liability expense totaled $28 million in the first nine months of 2019 as compared to $9 million in the first nine months of 2018. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.
The Company recorded operating profit of $111 million in the first nine months of 2019, compared to operating profit of $140 million in the first nine months of 2018. Operating profit for the first nine months of 2019 was negatively affected by $42 million of new tariffs on imports into the U.S. from China, as well as $7 million of restructuring costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility. The first nine months of 2019 also included lower unit volume of $24 million, higher product liability expense of $20 million, higher manufacturing costs of $7 million and additional selling, general and administrative costs of $5 million. These were partially offset by $51 million of favorable price and mix and $40 million of favorable raw material costs (excluding the new tariffs). Other costs increased $15 million in 2019, including higher distribution costs and the nonrecurrence of $6 million of insurance recoveries net of direct costs recorded in the first nine months of 2018.
On February 15, 2019, countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from the PRC. The Company incurred duties of $9 million and $27 million for the three and nine month periods ended September 30, 2019 related to countervailing duties on TBR tire imports. Additionally, pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These tariffs increased to 25 percent effective May 10, 2019. The Company has incurred duties of $6 million and $16 million for the three and nine month periods ended September 30, 2019 related to these Section 301 tariffs.
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
Selling, general, and administrative expenses were $61 million in the third quarter of 2019 (8.6 percent of net sales) and $59 million in 2018 (8.0 percent of net sales). The increase in selling, general and administrative expenses in the third quarter of 2019 was primarily due to increased professional fees and increased incentive compensation, partially offset by a decrease in mark to market costs of stock-based liabilities. Selling, general, and administrative expenses were $183 million in the first nine months of 2019 (9.2 percent of net sales) and $178 million in the first nine months of 2018 (8.7 percent of net sales). The increase in selling, general and administrative expenses in the first nine months of 2019 was driven primarily by an increase in incentive compensation.
During the first nine months of 2019, the Company recorded restructuring expense associated with the planned cessation of light vehicle tire production at the Melksham, U.K. facility. This initiative, which was committed to on January 17, 2019 by

Cooper Tire Europe, a wholly owned subsidiary of the Company, is expected to result in charges to 2019 pre-tax earnings of approximately $8 to $10 million, of which 15 to 25 percent are expected to be non-cash charges. The Company recorded restructuring expense of $1 million for the quarter ended September 30, 2019. The Company recorded restructuring expense of $7 million for the nine months ended September 30, 2019, consisting of $5 million of employee severance costs and $2 million in asset write-downs and other costs. Additional information related to the Company’s accounting for restructuring costs appears in the Notes to the condensed consolidated financial statements.
Interest expense and interest income in the third quarter of 2019 and for the first nine months of 2019 were comparable to the similar periods in 2018.
For the quarter ended September 30, 2019, other pension and postretirement benefit expense was $10 million as compared to $7 million for the quarter ended September 30, 2018. For the nine months ended September 30, 2019, other pension and postretirement benefit expense was $28 million as compared to $21 million for the nine months ended September 30, 2018. The increase is primarily the result of lower estimated returns on plan assets compared to 2018, reflective of an improved pension funded status resulting in the portfolio taking less risk in order to preserve the funded status.
Other expense increased $3 million compared to the third quarter of 2018 due primarily to the impact of foreign currency forward contracts. Other expense for the nine month period ended September 30, 2019 was comparable to the same period in 2018.
For the three month period ended September 30, 2019, the Company recorded income tax expense of $8 million (effective tax rate of 21.0 percent) compared to $16 million (effective tax rate of 22.6 percent) for the same period in 2018. For the nine month period ended September 30, 2019, the Company recorded income tax expense of $20 million (effective tax rate of 30.5 percent) compared to $22 million (effective tax rate of 21.5 percent) for the same period in 2018. The effective tax rate for the three and nine month periods ended September 30, 2019 was affected by net discrete items recorded during the three and nine month periods, respectively, as well as the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.

The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at September 30, 2019 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset a portion of its deferred tax asset relating primarily to a loss carryforward by a valuation allowance of $1 million. In addition, the Company has recorded valuation allowances of $22 million relating to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $23 million. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable. If the evidence suggests that deferred tax assets for these operations will more likely than not be able to be realized in the future, release of a portion or all of the valuation allowance in place for these entities could occur. Such release could materially impact the Company's effective tax rate in the period in which the release occurs.
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

Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Change	2018	2019	Change	2018
Sales	$601,957	(4.3)%	$628,704	$1,699,201	—%	$1,698,507
Operating profit	$67,941	(22.2)%	$87,353	$153,544	(3.5)%	$159,068
Operating margin	11.3%	(2.6) points	13.9%	9.0%	(0.4) points	9.4%
Total unit sales change		(8.2)%			(4.3)%
United States replacement market unit shipment changes:
Total light vehicle tires
Segment		(7.7)%			(3.9)%
USTMA members		0.7%			0.4%
Total Industry		3.5%			3.8%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car tires to the North American, Mexican, Central American and South American markets. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European Operations segment and by others. TBR tires are sourced from GRT and through off-take agreements with PCT, through mid-2021, and Sailun Vietnam, effective from January 1, 2018 through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020. Major distribution channels and customers include independent tire dealers, wholesale distributors, regional and national retail tire chains, large retail chains that sell tires as well as other automotive products, mass merchandisers and digital channels. The segment does not currently sell its products directly to end users, except through three Company-owned retail stores. The segment sells a limited number of tires to OEMs.
Sales
Net sales of the Americas Tire Operations segment decreased from $629 million in the third quarter of 2018 to $602 million in the third quarter of 2019. The decrease in sales was a result of lower unit volume ($51 million) and unfavorable foreign currency impact ($1 million), partially offset by favorable pricing and mix ($25 million). Unit shipments for the segment decreased 8.2 percent in the third quarter of 2019 compared with the third quarter of 2018. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 7.7 percent in the third quarter of 2019 compared with the same period in 2018. This decrease compares with a 0.7 percent increase in total light vehicle tire shipments experienced by USTMA members, and a 3.5 percent increase in total light vehicle tire shipments experienced for the total industry, which includes an estimate for non-USTMA members. Americas Tire Operations volume has been impacted by customer inventory actions in the U.S.

Net sales of the Americas Tire Operations segment were comparable from $1,699 million in the first nine months of 2018 to $1,699 million in the first nine months of 2019. The first nine months of 2019 included favorable pricing and mix ($75 million), offset by unfavorable volume impact ($74 million) and unfavorable foreign currency impact ($1 million). Unit shipments for the segment decreased 4.3 percent in the first nine months of 2019 compared with the first nine months of 2018. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 3.9 percent in the first nine months of 2019 compared with the same period in 2018. This decrease compares with a 0.4 percent increase in total light vehicle tire shipments experienced by USTMA members, and a 3.8 percent increase in total light vehicle tire shipments experienced for the total industry. Americas Tire Operations volume has been impacted by customer inventory actions in the U.S.

Operating Profit
Operating profit for the segment for the third quarter of 2019 decreased $19 million to $68 million over the same period in 2018. Operating profit for 2019 was negatively affected by $15 million of new tariffs on imports into the U.S. from China compared to the same period a year ago. In addition, the quarter included $23 million of favorable price and mix and $22 million of favorable raw material costs (excluding the new tariffs). The third quarter of 2019 also included $23 million of higher product liability, $13 million as a result of lower unit volume, $6 million of unfavorable manufacturing costs and increased selling, general and administrative costs of $5 million. Other costs increased $2 million, including increased distribution costs.
Operating profit for the segment decreased from $159 million in the first nine months of 2018 to $154 million in the first nine months of 2019. Operating profit for the first nine months of 2019 was negatively affected by $42 million of new tariffs on imports into the U.S. from China. In addition, operating profit for the first nine months of 2019 included $61 million of favorable price and mix, $33 million of favorable raw material costs (excluding the new tariffs) and $3 million of favorable manufacturing costs. The first nine months of 2019 also included $20 million of higher product liability costs, $18 million of lower unit volume and $12 million of unfavorable selling, general and administrative costs. The first nine months of 2019 also included increased other costs of $10 million, including higher distribution costs and the nonrecurrence of $6 million of insurance recoveries net of direct costs recorded in the first nine months of 2018.
The segment’s internally calculated raw material index of 157.1 for the quarter ended September 30, 2019 was a decrease of 6.9 percent from the third quarter of 2018. The raw material index decreased 2.9 percent over the quarter ended June 30, 2019.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Change	2018	2019	Change	2018
Sales	$132,270	(18.6)%	$162,401	$414,569	(15.6)%	$491,484
Operating (loss) profit	$(4,831)	n/m	$5,994	$(7,466)	n/m	$19,080
Operating margin	(3.7)%	(7.4) points	3.7%	(1.8)%	(5.7) points	3.9%
Total unit sales change		(16.4)%			(13.6)%
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets passenger car, light truck, motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR and passenger car tires under off-take agreements with PCT through mid-2021 and, in December 2017, the Company signed an off-take agreement with Sailun Vietnam, as a source of TBR tires through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin commercially producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production is substantially complete and approximately 300 roles were eliminated at the site. Cooper Tire Europe will obtain light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles will remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
Sales
Net sales of the International Tire Operations segment decreased $30 million, or 18.6 percent, from the third quarter of 2018. The segment experienced $28 million of lower unit volume and $6 million of unfavorable foreign currency impact, partially offset by $4 million of favorable price and mix. Segment unit volume was down 16.4 percent, with unit volume decreases in Asia and Europe, primarily due to lower intercompany shipments.
Net sales of the International Tire Operations segment were $415 million for the nine months ended September 30, 2019, compared to $491 million for the nine month period ended September 2018. The segment experienced $68 million of lower unit volume and $14 million of unfavorable foreign currency impact, partially offset by $6 million of favorable price and mix. Segment unit volume was down 13.6 percent, with unit volume decreases in Asia and Europe, primarily due to lower intercompany shipments.
Operating Profit
Operating profit for the segment decreased $11 million to an operating loss of $5 million in the third quarter of 2019. The decrease was driven by $6 million of higher manufacturing costs, $3 million of lower unit volume, $3 million of unfavorable price and mix, Melksham restructuring charges of $1 million and $1 million of increased other costs. These decreases were partially offset by $2 million of decreased raw material costs and $1 million of decreased selling, general and administrative costs in the third quarter of 2019.
Operating profit for the segment decreased to an operating loss of $7 million in the first nine months of 2019 compared to operating profit of $19 million in the first nine months of 2018. The decrease was driven by $10 million of higher manufacturing costs, $9 million of lower unit volume, Melksham restructuring charges of $7 million, $7 million of unfavorable price and mix and $3 million of increased other expenses. These were partially offset by $8 million of decreased raw material costs and $2 million of lower selling, general and administrative costs in the first nine months of 2019.
Outlook for the Company
The Company expects fourth quarter consolidated operating profit margin to improve sequentially, with the full year 2019 operating profit margin slightly above 2018 reported operating profit margin of 5.9 percent.
The Company expects continued global unit volume headwinds in the fourth quarter, but growth in 2020 driven by the Company's strategic initiatives and improving market conditions.
The Company expects capital expenditures to range between $180 and $200 million. This does not include capital contributions related to the Company's pro rata share of its joint venture with Sailun Vietnam or other potential manufacturing footprint investments.
The Company expects its full year 2019 effective tax rate, excluding significant discrete items, to range between 23 and 26 percent.
The Company expects total restructuring charges related to the Melksham, U.K. manufacturing facility to be in a range of $8 to $10 million.
The 2019 expectations include tariffs already in place, but do not include rate changes or additional tariffs that continue to be considered, but have not yet been imposed.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash used by operating activities of continuing operations was $14 million in the first nine months of 2019 compared to $34 million of net cash provided by operating activities in the first nine months of 2018. Net income provided $45 million in 2019 as compared to net income of $80 million in 2018. In the first nine months of 2019, non-cash items contributed $145 million, compared to $143 million contributed in the first nine months of 2018. In the first nine months of 2019, changes in working capital used $205 million, as compared to the usage of $189 million in the first nine months of 2018. The increased 2019 usage was driven primarily by higher growth in inventory as a result of decreased unit sales and increased cost, including the impact of tariffs on tires imported from China to the U.S.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $156 million in the first nine months of 2019 and $144 million in the same period of 2018. Additionally, investing activities in the first nine months of 2019 also include the Company's $49 million investment in the Vietnam joint venture.
Sources and uses of cash in financing activities
In the first nine months of 2019 and 2018, respectively, the Company added a net $1 million and repaid a net $22 million of short-term debt at its Asian operations. The higher repayment activity in 2018 resulted from increased borrowing in 2017 to meet working capital requirements in Asia.

The Company paid $2 million and $1 million in fees associated with amendments to its domestic credit facilities in the first nine months of 2019 and 2018, respectively.
The Company repurchased $30 million of its common stock in the first nine months of 2018 as part of the Company’s share repurchase program authorized by the Board of Directors. No share repurchases occurred in the first nine months of 2019.
Dividends paid on the Company’s common shares were $16 million in the first nine months of both 2019 and 2018.
Available cash, credit facilities and contractual commitments
At September 30, 2019, the Company had cash and cash equivalents of $137 million.
Domestically, the Company's recently amended Credit Facility with a consortium of banks provides up to $700 million and is set to expire in June 2024. Of this amended borrowing capacity, $200 million is allocated to the Term Loan A, while the remaining $500 million is allocated to the Revolving Credit Facility. The Term Loan A is scheduled to be drawn in December 2019 primarily to pay for the maturing unsecured notes of $174 million that are classified within the current portion of long-term debt at September 30, 2019. The Credit Facility also includes a $110 million letter of credit subfacility.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in February 2021.
These credit facilities are undrawn, other than to secure letters of credit, at September 30, 2019. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at September 30, 2019, was $804 million, including the capacity of the Term Loan A.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $45 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $29 million at September 30, 2019.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries, dividend and share repurchase goals and maturing long-term debt. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives and to finance maturing long-term debt. The entire amount of short-term notes payable outstanding at September 30, 2019 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
The following table summarizes long-term debt at September 30, 2019:

September 30, 2019
Parent company
8% unsecured notes due December 2019	$173,578
7.625% unsecured notes due March 2027	116,880
Finance leases and other	5,063
295,521
Less: unamortized debt issuance costs	1,286
294,235
Less: current maturities	173,578
$120,657
Forward-Looking Statements
This report contains what the Company believes are “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995, regarding projections, expectations or matters the Company anticipates may happen with respect to the future performance of the industries in which it operates, the economies of the U.S. and other countries, or the performance of the Company itself, which involve uncertainty and risk. Such forward-looking statements are generally, though not always, preceded by words such as “anticipates,” “expects,” “will,” “should,” “believes,” “projects,” “intends,” “plans,” “estimates,” and similar terms that connote a view to the future and are not merely recitations of historical fact. Such statements are made solely on the basis of the Company’s current views and perceptions of future events, and there can be no assurance that such statements will prove to be true.

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

•
changes to tariffs or trade agreements, or the imposition of new or increased tariffs or trade restrictions, imposed on tires, materials or manufacturing equipment which the Company uses, including changes related to tariffs on tires, raw materials and tire manufacturing equipment imported into the U.S. from China or other countries;

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

•
the costs and timing of restructuring actions and impairments or other charges resulting from such actions, including the possible outcome of the decision to cease light vehicle tire production in the U.K., or from adverse industry, market or other developments;

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

•	changes in the Company’s relationship with its joint venture partners or suppliers, including any changes with respect to its former PCT joint venture’s production of TBR products;

•	the ability to find and develop alternative sources for TBR products;

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

There have been no material changes in market risk at September 30, 2019 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2019 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2019. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility, including the outcome of the restructuring in the U.K., as well as potential future outcomes from the Company's ongoing region by region global footprint assessment. The Company may not realize anticipated savings or benefits from the U.K. action, or future actions, in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”). In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period to allow time for a future trade deal to be agreed. U.K. Parliament has not approved the Withdrawal Agreement. The date and the terms of the U.K.’s withdrawal from the European Union remain highly uncertain.
Any impact of Brexit depends on the terms of the U.K.'s withdrawal from the European Union, if it ultimately occurs. The ongoing uncertainty on the status of the final Withdrawal Agreement could lead to economic stagnation until an ultimate resolution with respect to Brexit occurs. If the U.K. leaves the European Union with no agreement, it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods and personnel between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Even if an agreement setting forth the terms of the U.K.'s withdrawal from the European Union is approved, the withdrawal could result in significant changes to the trading relationship between the U.K. and the European Union. These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of the Company's U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into the U.K. operations and may decrease the profitability of the U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
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

Compliance with and changes in tax laws, including tax reform legislation in the United States that is still being finalized, could materially and adversely impact our financial condition, results of operations and cash flows.
The Company is subject to extensive tax liabilities, including federal and state income taxes and transactional taxes such as excise, sales and use, payroll, franchise, withholding and property taxes. New tax laws and regulations and changes in existing tax laws and regulations, including certain final regulations to be issued with respect to tax reform enacted in 2017, could result in increased expenditures by the Company for tax liabilities in the future and could materially and adversely impact the Company's financial condition, results of operations and cash flows.
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

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—		—	$193,123
August 1, 2019 through August 31, 2019	—		—	193,123
September 1, 2019 through September 30, 2019	—		—	193,123
Total	—		—

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
Chief Accounting Officer
(Principal Accounting Officer)

October 28, 2019
(Date)