Form 10-K
period 2019-12-31
COOPER TIRE & RUBBER CO
filed 2020-02-24
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒		Accelerated filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 28, 2019 was $1,516,245,816.
The number of shares outstanding of the registrant’s common stock as of February 21, 2020 was 50,249,760.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

TABLE OF CONTENTS
COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

PART I
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

•
changes to tariffs or trade agreements, or the imposition of new or increased tariffs or trade restrictions, imposed on tires, raw materials or manufacturing equipment which the Company uses, including changes related to tariffs on tires, raw materials and tire manufacturing equipment imported into the U.S. from China or other countries;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	changes in economic and business conditions in the world, including changes related to the United Kingdom’s decision to withdraw from the European Union;

•	the inability to obtain and maintain price increases to offset higher production, tariffs, raw material or energy costs;

•	pandemics, such as a coronavirus, and the related impact on the Company's operations, distribution channels, customers and suppliers;

•
a disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance;

•	increased competitive activity, including actions by larger competitors or lower-cost producers;

•	the failure to achieve expected sales levels;

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

•
the costs and timing of restructuring actions and impairments or other charges resulting from such actions, including restructuring and related actions in Europe and at the Company's manufacturing facility in Mexico, after the Company's purchase of the remaining noncontrolling interest in such facility in January, or from adverse industry, market or other developments;

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

•
the failure to successfully ramp up production at the Company's new ACTR joint venture to produce TBR tires according to plans, and the ability to find and develop alternative sources for TBR products;

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

•
changes in pension expense and/or funding resulting from the Company’s pension strategy, investment performance of the Company’s pension plan assets and changes in discount rate or expected return on plan assets assumptions, changes to participant behavior, or changes to related accounting regulations;

•	changes in the Company’s relationship with its joint venture partners or suppliers, including any changes with respect to its former PCT joint venture's production of TBR products;

•	tax-related issues, including the ability to support certain tax positions, the impact of tax reform legislation and the inability to utilize deferred tax assets;

•
a variety of factors, including market conditions, may affect the actual amount expended on stock repurchases; the Company’s ability to consummate stock repurchases; changes in the Company’s results of operations or financial conditions or strategic priorities may lead to a modification, suspension or cancellation of stock repurchases, which may occur at any time;

•	the inability to adequately protect the Company’s intellectual property rights.

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
Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate in 15 countries, including 10 manufacturing facilities and 21 distribution centers. As of December 31, 2019, it employed 8,720 persons worldwide.

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
Americas Tire Operations Segment
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining 42 percent noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT"), a majority-owned joint venture manufacturing facility, and through off-take agreements with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), the Company's former joint venture, through mid-2021, and Sailun (Vietnam) Co., Ltd. ("Sailun Vietnam") through December 31, 2020. On April 5, 2019, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly owned subsidiary of Cooper, and Sailun Vietnam established a joint venture in Vietnam, ACTR Company Limited ("ACTR"), which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020.
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
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company and Groupe Michelin. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2019 of approximately 10 percent of all passenger car and light truck replacement tire sales in the U.S. The segment also participates in the U.S. TBR tire market. A portion of the products manufactured by the segment are exported throughout the world.
Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, performance, brand, line coverage, availability through appropriate distribution channels and relationships with dealers and retailers. Other factors include warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in that channel of the market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, as well as mass merchandisers, the segment has increased focus on its penetration of those distribution channels, while maintaining its traditionally strong network of independent dealers. The segment is also active in various other sales channels, including digital channels and others in which the Company has been less active in the past.
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

International Tire Operations Segment
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the United Kingdom (“U.K.”) and the Republic of Serbia (“Serbia”). The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the People’s Republic of China (“PRC”) and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce TBR tires. The new joint venture is expected to begin commercially producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire & Rubber Company Europe Ltd. (“Cooper Tire Europe”), a wholly owned subsidiary of the Company, committed to a plan to cease passenger car and light truck tire production ("light vehicle tire production") at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
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
During 2019, the Company experienced decreases in the costs of certain of its principal raw materials in comparison to 2018. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.
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
At December 31, 2019, the Company held cash and cash equivalents of $391 million.

Research, Development and Product Improvement
The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2019, over 105 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.
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
The Company owns and uses tradenames and trademarks worldwide. While the Company believes such tradenames and trademarks as a group are of material importance, the trademarks the Company considers most significant to its business are those using the words "Cooper," "Mastercraft," "Roadmaster," "Starfire," “Avon" and "Mickey Thompson.” The Company believes all of these significant trademarks are valid and will have unlimited duration as long as they are adequately protected and appropriately used. Certain other tradenames and trademarks were fully amortized as of December 31, 2019.
Seasonal Trends
There is year-round demand for the Company's products, however, light vehicle replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November.
Environmental Matters
The Company recognizes the importance of compliance in environmental matters and has programs in place to comply with local, state, federal and foreign requirements and regulations. The Company has an organizational structure which allows it to supervise environmental activities, planning and programs to ensure compliance and improve environmental performance. The Company also participates in activities concerning general industry environmental matters, and the Company is committed to achieving a baseline of key environmental sustainability metrics and targets. A number of the Company’s operations are certified to the ISO 14001 standard and the Company has been recognized with several awards for efforts to improve energy efficiency.
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2019 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2020 for such matters will be material.
Global Social Impact
The Company is committed to environmental responsibility and the health and safety of its employees, contractors and the community, as well as the long-term, sustainable health and growth of the Company. The Company's organization structure allows it to supervise and audit, using a combination of internal and external resources, environmental activities, planning and programs to ensure compliance with applicable environmental, health and safety ("EHS") requirements and Company standards. Additionally, the Company has implemented a global EHS management system to predictably and sustainably manage EHS and to hold management accountable for non-compliance. The Company also participates in activities concerning general industry environmental matters, including being a founding member of the Tire Industry Project and the Global Platform for Sustainable Natural Rubber. For an overview of the Company's EHS and sustainability strategy and commitments, please visit http://www.coopertire.com/Corporate-Responsibility/Sustainability.aspx. The information contained on or accessible through the Company's website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. The Company has a manufacturing facility, two distribution centers and an administrative office in Serbia. In total, there are six distribution centers and two sales offices in Europe. The number of foreign operations in Europe was not impacted by the January 17, 2019 decision to cease light vehicle tire production at the Melksham, U.K. manufacturing facility. The Company has a manufacturing facility and a joint venture manufacturing facility, two distribution centers, a technical center, a sales office and an administrative office in the PRC. The Company also has a purchasing office in Singapore. A joint venture manufacturing facility, in Vietnam, is expected to become commercially operational in 2020. In Latin America, the Company has a manufacturing facility, an administrative office, three sales offices and a distribution center.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and all positions and offices held by all executive officers of the Company as of December 31, 2019 are as follows:

Name	Age	Executive Office Held	Business Experience
Christopher J. Eperjesy	51	Senior Vice President and Chief Financial Officer
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

Bradley E. Hughes	58	President, Chief Executive Officer and Director
President, Chief Executive Officer and Director since September 2016. Senior Vice President and Chief Operating Officer from January 2015 to September 2016. Senior Vice President and President-International Tire Operations from July 2014 to January 2015. Senior Vice President and Chief Financial Officer from July 2014 to December 2014. Vice President and Chief Financial Officer from November 2009 to July 2014.

Stephen Zamansky	49	Senior Vice President, General Counsel and Secretary (1)
Senior Vice President, General Counsel and Secretary since July 2014. Vice President, General Counsel and Secretary from April 2011 to July 2014. Previously Senior Vice President, General Counsel & Secretary of Trinity Coal Corporation, a privately held mining company, from 2008 to March 2011. Trinity was acquired by the Essar Group in 2010 and commenced bankruptcy proceedings in March 2013.

(1) As of December 31, 2019, Mr. Zamansky is also overseeing the Company's human resource operations until such time as the vacant Chief Human Resources Officer position is filled.

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
Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The rates are subject to review annually and a material change in the new rates could have a significant impact on the Company's results.
Antidumping and countervailing duty investigations into certain truck and bus tires imported from the PRC into the U.S. were initiated on January 29, 2016. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of truck and bus tires from the PRC. However, on November 1, 2018, the Court of International Trade (“CIT”) remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and significant duties were imposed on Chinese truck and bus tire imports. The ITC’s re-determination, along with comments from the parties regarding the re-determination were filed with the CIT. The CIT affirmed the ITC re-determination on February 18, 2020.
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
The Company’s operations depend on maintaining a skilled workforce, including the use of third party labor outsourcing, and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, or other events could interrupt the Company’s operations and affect its operating results. Competition for these employees is intense and the Company could experience difficulty in hiring and retaining the personnel necessary to support its business. Further, a significant number of the Company’s employees are currently represented by unions. If the Company is unable to resolve any labor disputes or if there are work stoppages or other work disruptions at the Company or any of its suppliers or customers, the Company’s business and operating results could suffer. See also related comments under "The Company is facing supply risks related to certain tires it purchases from PCT."

Pandemics, such as a coronavirus, could have an adverse impact on the Company's operations, distribution channel, customers and suppliers

From time to time, various diseases such as the avian flu and the Wuhan coronavirus, have spread across the world.  The Company has global manufacturing facilities, suppliers and customers, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products, the Company's operations, suppliers, customers and distribution channels could be severely impacted.  Such a pandemic could also have an adverse impact on consumer demand and commodity prices. Any material changes in the Company's production supply or demand for products could materially and adversely affect the Company's results of operations and liquidity.
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
The tire industry is a highly competitive, global industry. Some of the Company’s competitors are larger companies with greater financial resources. Intense competitive activity in the replacement tire industry, including consolidation or other cooperation by and among the Company's competitors, has caused, and will continue to cause, pressures on the Company’s business, as well as pressure on certain of the Company's customers, suppliers or distribution network. As the Company increases its presence in the original equipment market, the demand for products by the OEM's will be impacted by automotive vehicle production. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures, its sales, margins, operating results and market share would decline and the impact could become material on the Company’s earnings.
The Company has and could in the future incur restructuring charges and other costs as it continues to execute actions in an effort to improve future profitability and competitiveness and may not achieve the anticipated savings and benefits from these actions.
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility, including the outcome of the restructuring in Europe, as well as restructuring activities at the Company's manufacturing facility in Mexico, after the recent purchase of the remaining noncontrolling interest in the facility, as well other current and potential future outcomes from the Company's ongoing region by region global footprint assessment. The Company may not realize anticipated savings or benefits from the Mexico purchase and restructuring, or other actions, in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
The Company relies on the accuracy, capacity and security of its information technology systems across all of its major business functions, including its research and development, manufacturing, sales, financial and administrative functions. While the Company maintains some of its critical information technology systems, it is also dependent on third parties to provide important information technology services relating to, among other things, human resources, electronic communications and certain finance functions. Additionally, the Company collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of its customers and suppliers, as well as personally identifiable information of the Company’s customers and employees, in data centers and on information technology networks. In addition, the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018, creates a range of new compliance obligations for companies that process personal data of European Union residents, and increases financial penalties for non-compliance. As a company that processes personal data of European Union residents, we bear the costs of compliance with the GDPR and are subject to the potential for fines and penalties in the event of a breach of the GDPR. Aside from the European Union, other jurisdictions have enacted, or are considering, regulations regarding data privacy. Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. A system failure, accident or security breach could result in business disruption, theft of its intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to the Company's operations or the theft, loss or disclosure of, or damage to, the Company's data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
If the Company fails to develop technologies, processes or products needed to keep up with rapidly evolving distribution channels and to support consumer demand or, changes in consumer behavior, it may lose significant market share or be unable to recover associated costs.
The Company’s tire sales, margins and profitability may be significantly impacted if it does not develop or have available technologies, processes, including distribution methods, or products that competitors may be developing and consumers or dealers are demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires, changes in the types of tires consumers desire and changes in the vehicles consumers are purchasing. Additionally, the Company is also impacted by changes in the way consumers buy tires and failure to effectively compete in various sales and marketing channels, including digital channels and mass merchandising outlets.
Technologies or processes may also be developed by competitors that better distribute tires to consumers, including through wholly-owned distributors, which could affect the Company’s customers and implementation of its strategic plan.

An increase in consumer preference for car- and ride-sharing services, as opposed to automobile ownership, may result in a long term reduction in the number of vehicles per capita. Additionally, refreshing existing products and developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to the Company's customers and consumers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs. If the Company cannot successfully use new production or equipment methodologies it invests in, it may also not be able to recover those costs.
If assumptions used in developing the Company’s strategic plan are inaccurate or the Company is unable to execute its strategic plan effectively, its profitability and financial position could be negatively impacted.
The Company faces both general industry and Company-specific challenges. These include volatile raw material costs, increasing product complexity and pressure from competitors with greater resources or manufacturing in lower-cost regions. To address these challenges and position the Company for future success, the Company continues to execute towards its Strategic Plan.
The Company continually reviews and updates its business plans to achieve its goals and imperatives. There can be no assurance that the Company's strategic business plans will be successful. If the assumptions used in developing the Company’s business plans vary significantly from actual conditions, the Company’s sales, margins and profitability could be harmed. If the Company is unsuccessful in implementing the tactics necessary to execute its business plans, it may not be able to achieve or sustain future profitability, which could impair its ability to meet debt and other obligations and could otherwise negatively affect its operating results, financial condition and liquidity.
The Company may not be successful in executing and integrating investments and acquisitions into its operations, which could harm its results of operations and financial condition.
The Company routinely evaluates potential investments and acquisitions and may pursue additional investment and acquisition opportunities, some of which could be material to its business. These investments include the formation of the ACTR joint venture in Vietnam, the purchase of the remaining noncontrolling interest in the Company's Mexican manufacturing facility and investment in the Company's Serbian manufacturing facility. The Company cannot provide assurance whether it will be successful in pursuing, integrating, ramping up and operating any investment or acquisition opportunities or what the consequences of any investment or acquisition would be. The Company may encounter various risks in any investment or acquisition, including:

•	the possible inability to integrate an acquired business into its operations;

•	the possible failure to successfully ramp up and operate the business;

•	diversion of management’s attention;

•	loss of key management personnel;

•	labor disruption, including as a result of the Company's purchase or restructuring activities;

•	unanticipated problems or liabilities, including delays in completion of required capital expenditures and/or construction;

•	potential asset impairment charges, due to inability to meet operating plans; and

•	increased labor and regulatory compliance costs of acquired businesses.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico, the PRC and Vietnam. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the sole owner of COOCSA, a manufacturing entity in Mexico, after purchasing the remaining noncontrolling interest on January 24, 2020, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of TBR tires for the Company and the Company entered into an off-take agreement with Sailun Vietnam, located in Vietnam, for the supply of TBR tires. Additionally, Cooper Vietnam recently formed a joint venture with Sailun Vietnam, which is expected to begin commercially producing tires in 2020. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is burdensome and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business or obtaining another improper benefit. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires or raw materials", "There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries" and "The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business."
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
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”). In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period to allow time for a future trade deal to be agreed. After the U.K. Parliament failed to approve the Withdrawal Agreement in October 2019, European Union leaders granted the U.K. a three-month flexible Brexit extension, avoiding a no-deal exit on the previous deadline of October 31, 2019. On January 23, 2020, the Withdrawal Act, after clearing all stages in the U.K. Parliament, received royal assent from the Queen. On January 31, 2020, the U.K. is officially left the European Union. Following its departure, the U.K. will enter a transition period until December 31, 2020 during which period of time the U.K.’s trading relationship with the European Union will remain largely the same while the two parties negotiate a free trade agreement as well as other aspects of the U.K.’s relationship with the European Union. The Withdrawal Agreement allows the extension of the transition period by up to two years. The terms and eventual date of the U.K.’s withdrawal remain highly uncertain.
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
In addition, while the Company believes that its tires are free from design and manufacturing defects and comply with all applicable regulations and standards, it is possible that recalls of or other quality issues with the Company’s tires could occur in the future. A recall or other quality issue could harm the Company’s reputation, operating results and financial position.
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

Compliance with and changes in tax laws could materially and adversely impact our financial condition, results of operations and cash flows.
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
Additionally, the Company’s income tax returns are subject to examination by federal, state and local tax authorities in the U.S. and tax authorities outside the U.S. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of these unrecognized tax benefits, including those related to tax planning strategies regarding the Company's structure, may result in a payment that is materially different from the current estimate of the tax liabilities. Such factors could have an adverse effect on the Company’s provision for income taxes and the cash outlays required to satisfy income tax obligations.
The Company has a risk due to volatility of the capital and financial markets.
The Company periodically requires access to the capital and financial markets as a significant source of liquidity for maturing debt payments or working capital needs or investments in the business that it cannot satisfy by cash on hand or operating cash flows. Substantial volatility in world capital markets and the banking industry may make it difficult for the Company to access credit markets and to obtain financing or refinancing, as the case may be, on satisfactory terms or at all. In addition, various additional factors, including a deterioration of the Company’s credit ratings or its business or financial condition, could further impair its access to the capital markets and bank financings. Additionally, any inability to access the capital markets or bank financings, could require the Company to defer critical capital expenditures, reduce or not pay dividends, reduce spending in areas of strategic importance, suspend stock repurchases, sell important assets or, in extreme cases, seek protection from creditors. See also related comments under “There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.”
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
The Company has implemented Enterprise Resource Planning systems in the United States and other locations. The Company is evaluating its available options for integrating information technology solutions outside of the United States, which will require significant amounts of capital and human resources to deploy. These requirements may exceed Company projections. Throughout integration of the systems, there are also risks created to the Company’s ability to successfully and efficiently operate.

A failure in the Company's internal financial controls could adversely affect the Company's business operations and financial performance.
The Company's operations are highly dependent on an ability to process and monitor, on a daily basis, a very large number of transactions, across numerous locations and currencies. These transactions must adhere to the Company's internal financial control structure, as well as legal and regulatory standards. Compliance with these legal and reporting requirements can be challenging, and the Company could be subject to regulatory fines and penalties for failing to follow these rules or to report timely, accurate and complete information in accordance with such rules. As such requirements expand, compliance with these rules and regulations has become more challenging. As the Company's customer base and geographical reach expands, the volume, speed, frequency and complexity of transactions, especially electronic transactions, increases. Developing and maintaining the Company's internal financial controls becomes more challenging, and the risk of system or human error in connection with such transactions increases. The Company must continuously monitor these internal financial controls to support the Company's operations and respond to changes in regulations and markets. A failure in such internal financial controls could harm the Company’s reputation, operating results and financial position.
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
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value and the inflation rate. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate, changes in its assumptions relating to the expected return on plan assets, including changes necessitated by movements in the glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level, updates to mortality tables, changes to participant behaviors and the impact of changes to the Company’s pension strategy. The Company could also experience increased other postretirement expense due to decreases in the discount rate, increases in the health care trend rate and changes in the health care environment.
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
As shown in the following table, at December 31, 2019, the Company maintained 54 manufacturing facilities, distribution centers, retail stores, technical centers and office facilities worldwide. A majority of the manufacturing facilities are wholly-owned by the Company. Some manufacturing, distribution and office facilities are leased.

	Americas Tire Operations			International Tire Operations
Type of Facility	North America	Latin America		Europe	Asia		Total
Manufacturing	4	1	*	2	3	**	10
Distribution centers	12	1		6	2		21
Retail stores	3	—		—	—		3
Technical centers and offices	7	4		5	4		20
Total	26	6		13	9		54
*Latin America includes a manufacturing facility that is a joint venture, COOCSA. On January 24, 2020, the Company acquired the remaining 42 percent noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary.
**Asia includes two manufacturing facilities that are joint ventures, GRT, in the PRC, and ACTR, in Vietnam.
The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2019. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
The following chart assumes three hypothetical $100 investments on December 31, 2014, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Year Ended December 31,
Company / Index	2015	2016	2017	2018	2019
Cooper Tire & Rubber Company	10.45	3.86	(8.00)	(7.21)	(9.77)
S&P 500 Index	1.38	11.96	21.83	(4.38)	31.49
S&P 500 Auto Parts & Equipment	(7.24)	(4.25)	45.58	(28.74)	45.16

	Base Period	INDEXED RETURNS Year Ended December 31,
Company / Index	2014	2015	2016	2017	2018	2019
Cooper Tire & Rubber Company	$100.00	$110.45	$114.31	$106.31	$99.10	$89.33
S&P 500 Index	100.00	101.38	113.34	135.17	130.79	162.28
S&P 500 Auto Parts & Equipment	100.00	92.76	88.52	134.10	105.36	150.52

(b)	Holders
The number of holders of record at December 31, 2019 was 1,570.
(c)    Dividends
The Company has paid consecutive quarterly dividends on its common stock since 1973.
(d)    Issuer purchases of equity securities
During the quarter ended December 31, 2019, the Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.
On February 16, 2017, the Board of Directors increased the amount under and expanded the duration of the Company's existing share repurchase program (as amended, the "2017 Repurchase Program"). The 2017 Repurchase Program allowed the Company to repurchase up to $300,000,000, excluding commissions, of the Company’s common stock through December 31, 2019. The approximately $95,634,000 remaining authorization under the Company's existing share repurchase program as of February 16, 2017 was included in the $300,000,000 maximum amount authorized by the 2017 Repurchase Program. On December 3, 2019, the expiration of the 2017 Repurchase Program was extended to December 31, 2021. No other changes were made. The 2017 Repurchase Program does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases under the program listed above have been made using cash resources.

Item 6.	SELECTED FINANCIAL DATA

(Dollar amounts in thousands except per share amounts)
	2019 (a)	2018 (b)	2017 (c)	2016	2015
Net sales	$2,752,639	$2,808,062	$2,854,656	$2,942,869	$2,972,901
Operating profit (d)	$174,455	$165,245	$309,247	$437,458	$399,305
Income before income taxes	$109,672	$114,058	$243,925	$367,093	$334,028
Net income attributable to Cooper Tire & Rubber Company	$96,404	$76,586	$95,400	$248,381	$212,766
Earnings per share:
Basic	$1.92	$1.52	$1.83	$4.56	$3.73
Diluted	$1.91	$1.51	$1.81	$4.51	$3.69
Dividends per share	$0.42	$0.42	$0.42	$0.42	$0.42
Weighted average shares outstanding (000s):
Basic	50,159	50,350	52,206	54,480	57,012
Diluted	50,378	50,597	52,673	55,090	57,623
Property, plant and equipment, net	$1,047,242	$1,001,921	$966,747	$864,227	$795,198
Total assets (e), (f)	$2,802,338	$2,634,205	$2,707,925	2,731,677	2,550,203
Long-term debt and finance leases (g)	$309,148	$121,284	$295,987	$297,094	$296,412
Total equity	$1,327,733	$1,232,443	$1,185,756	$1,130,236	$1,017,611
Capital expenditures	$202,722	$193,299	$197,186	$175,437	$182,544
Depreciation and amortization	$148,054	$147,161	$140,228	$130,257	$121,408
Number of employees (h)	8,720	9,027	9,204	9,149	8,027

(a)	The Company recorded an income tax benefit of $18,606 as a result of the implementation of a business realignment strategy in Europe.

(b)	The Company recorded a non-cash goodwill impairment charge of $33,827 in 2018.

(c)
The Company recorded $35,378 of deemed repatriation tax and $20,413 for the re-measurement of deferred tax assets in conjunction with U.S. tax reform, as well as a U.K. valuation allowance charge of $18,915, less the reversal of an Asia valuation allowance of $6,671 in 2017.

(d)
The non-service cost components of net periodic benefit cost were reclassified outside of operating profit to Other pension and postretirement benefit expense in the amount of $37,523, $53,071 and $44,825 in 2017, 2016 and 2015, respectively, as a result of the adoption of Accounting Standards Update ("ASU") 2017-07 in 2018.

(e)
The Company has reclassified its volume and customer rebate program reserves from a contra-asset included within Accounts receivable to a liability within Accrued liabilities in the amount of $100,190, $93,783 and $96,927 in 2017, 2016 and 2015, respectively, as a result of the adoption of Accounting Standards Codification ("ASC") 606 in 2018.

(f)
The Company has reclassified its voluntary employee beneficiary association trust from a reduction of accrued benefits within Accrued liabilities to restricted cash included within Other assets of $18,499 and $17,100 in 2016 and 2015, respectively, as a result of the adoption of ASC 2016-18 in 2018.

(g)
In 2018, Long-term debt and finance leases reflect the short-term classification of $173,578 of unsecured notes due in December 2019. This amount was paid in 2019 and replaced with a new long-term borrowing.

(h)
The number of employees has been adjusted downward by 1,391 and 1,092 in 2016 and 2015, respectively, to properly reflect members of the COOCSA joint venture workforce who are employed by an employment services company.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

The Company specializes in the design, manufacture, marketing and sales of passenger car, light truck, TBR, motorcycle and racing tires. The Company’s products are sold globally, primarily in the replacement tire market to independent tire dealers, wholesale distributors, regional and national retail tire chains, large retail chains that sell tires as well as other automotive products, mass merchandisers and digital channels.

The Company faces both general industry and Company-specific challenges. These include volatile raw material costs, increasing product complexity and pressure from competitors who, in some cases, are larger companies with greater financial resources. To address these challenges and position the Company for future success, the Company continues to execute towards strategic imperatives, namely building a sustainable cost competitive position, driving top-line profitable growth and building organizational capabilities and enablers to support strategic goals.

The Company has operations in what are considered lower-cost countries. This includes the Cooper Kunshan Tire manufacturing operation in the PRC, joint venture manufacturing operations in Mexico and the PRC and a manufacturing facility in Serbia. On January 24, 2020, the Company acquired the remaining 42 percent noncontrolling ownership interest in the Mexican joint venture manufacturing operations, making it a wholly-owned subsidiary. Products from these operations provide a lower-cost source of tires for existing markets and have been used to expand the Company’s market share in Mexico and the PRC. Through a variety of other projects, the Company also has improved the competitiveness of its manufacturing operations in the United States. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020.

On January 17, 2019, Cooper Tire Europe committed to a plan to cease light vehicle tire production at its Melksham, U.K facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

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

The MD&A generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussion of 2017 items and the results of December 31, 2018 as compared to December 31, 2017 can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's annual report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Twelve Months Ended December 31,
	2019	Change	2018	Change	2017
Net Sales
Americas Tire	$2,353,726	(0.4)%	$2,362,646	(2.2)%	$2,416,778
International Tire	534,003	(16.7)%	640,976	3.6%	618,869
Eliminations	(135,090)	30.9%	(195,560)	(8.0)%	(180,991)
Net sales	2,752,639	(2.0)%	2,808,062	(1.6)%	2,854,656
Operating profit (loss):
Americas Tire	237,753	3.6%	229,500	(35.4)%	355,059
International Tire	(13,390)	4.7%	(14,044)	n/m	15,168
Unallocated corporate charges	(49,968)	3.1%	(51,564)	12.8%	(59,153)
Eliminations	60	(95.6)%	1,353	n/m	(1,827)
Operating profit	174,455	5.6%	165,245	(46.6)%	309,247

Interest expense	(31,189)	(3.1)%	(32,181)	0.4%	(32,048)
Interest income	9,458	(7.4)%	10,216	38.8%	7,362
Other pension and postretirement benefit expense	(41,567)	49.5%	(27,806)	(25.9)%	(37,523)
Other non-operating expense	(1,485)	4.9%	(1,416)	(54.5)%	(3,113)
Income before income taxes	109,672	(3.8)%	114,058	(53.2)%	243,925
Provision for income taxes	11,355	(66.1)%	33,495	(77.2)%	147,180
Net income	98,317	22.0%	80,563	(16.7)%	96,745
Net income attributable to noncontrolling shareholders’ interests	1,913	(51.9)%	3,977	195.7%	1,345
Net income attributable to Cooper Tire & Rubber Company	$96,404	25.9%	$76,586	(19.7)%	$95,400

Basic earnings per share	$1.92	26.3%	$1.52	(16.9)%	$1.83
Diluted earnings per share	$1.91	26.5%	$1.51	(16.6)%	$1.81
n/m - not meaningful
2019 versus 2018
Consolidated net sales for the year ended December 31, 2019 were $2,753 million, a decrease of $55 million from 2018. In 2019, the Company experienced favorable price and mix ($72 million), offset by lower unit volume ($112 million) and unfavorable foreign currency impact ($15 million). The negative impact to net sales from lower unit volume was caused by a 3.8 percent unit volume decline in Americas Tire, coupled with a 14.4 percent decline in International Tire Operations, compared to 2018.
The Company recorded operating profit of $174 million in 2019, compared to operating profit of $165 million in 2018. The Company's 2019 operating profit included $64 million of favorable raw material costs, excluding the antidumping and countervailing TBR duties and Section 301 duties ("new tariffs") described below, and $52 million of favorable price and mix, while the 2018 results included a goodwill impairment charge of $34 million in the Company's International Tires Operations segment. This favorability was partially offset by $32 million of new tariffs net of recovered duties ("duty drawbacks") on imports into the U.S. from China, as well as lower unit volume of $27 million, higher manufacturing costs of $26 million, higher product liability expense of $23 million and additional selling, general and administrative costs of $6 million. In 2019, the Company also incurred $9 million of restructuring costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility. Other costs increased $18 million in 2019, including higher distribution costs and the nonrecurrence of $6 million of insurance recoveries net of direct costs recorded in 2018.

On February 15, 2019, antidumping and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from the PRC. The Company incurred duties of $34 million for the year ended December 31, 2019 related to antidumping and countervailing duties on TBR tire imports. Additionally, pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and TBR tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These tariffs increased to 25 percent effective May 10, 2019. The Company has incurred duties of $19 million in 2019 related to these Section 301 tariffs. In 2019, the Company recovered $20 million of duties through the Trade Facilitation and Trade Enforcement Act of 2015 ("TFTEA"). The Modernized Drawback Final Rule under the TFTEA allows the Company to recover duties paid on goods imported into the US when such goods, or similar items, are subsequently exported.
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
As part of its regular review of product liability reserves, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserve for such claims.  The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the review completed in 2019, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, product liability expense increased $23 million to $40 million in 2019 as compared to 2018. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Consolidated Financial Statements.
Selling, general, and administrative expenses were $250 million in 2019 (9.1 percent of net sales) and $244 million in 2018 (8.7 percent of net sales). The increase in selling, general and administrative expenses in 2019 was driven primarily by an increase in incentive compensation.
During 2019, the Company recorded restructuring expense associated with the planned cessation of light vehicle tire production at the Melksham, U.K. facility. This initiative was committed to on January 17, 2019 by Cooper Tire Europe, a wholly owned subsidiary of the Company. The Company recorded restructuring expense of $8 million for the year related to the Melksham decision, and an additional $1 million of severance related costs due to an organizational restructuring in the Company's Asian operations in the fourth quarter of 2019. Additional information related to the Company’s accounting for restructuring costs appears in the Notes to the Consolidated Financial Statements.
Interest expense and interest income in 2019 were comparable to 2018.
For the year ended December 31, 2019, other pension and postretirement benefit expense was $42 million as compared to $28 million in 2018. The increase is primarily the result of lower estimated returns on plan assets compared to 2018, reflective of an improved pension funded status resulting in the portfolio taking less risk in order to preserve the funded status. Additionally, the Company incurred a non-cash settlement charge of $4 million as a result of the volume of lump-sum distributions out of Cooper Tire Europe's U.K. pension plan in 2019.
Other expense of $1 million in 2019 was comparable to 2018.
For the year ended December 31, 2019, the Company recorded income tax expense of $11 million (effective tax rate of 10.4 percent) compared to $33 million (effective tax rate of 29.4 percent) for 2018. The 2019 effective tax rate included the benefit of $19 million from planning actions involving the Company's European tax structure which were executed in the fourth quarter of 2019. The 2018 effective rate was unfavorably impacted by the non-deductible GRT goodwill impairment charge.

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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Twelve Months Ended December 31,
	2019	Change	2018	Change	2017
Sales	$2,353,726	(0.4)%	$2,362,646	(2.2)%	$2,416,778
Operating profit	$237,753	3.6%	$229,500	(35.4)%	$355,059
Operating margin	10.1%	0.4 points	9.7%	(5.0) points	14.7%
Total unit sales change		(3.8)%		(2.2)%
United States replacement market unit shipment changes:
Passenger tires
Segment		(2.7)%		(1.8)%
USTMA members		0.1%		(0.6)%
Total Industry		2.2%		3.4%
Light truck tires
Segment		(3.2)%		(1.4)%
USTMA members		1.4%		(1.3)%
Total Industry		2.7%		0.7%
Total light vehicle tires
Segment		(2.8)%		(1.7)%
USTMA members		0.3%		(0.7)%
Total Industry		2.3%		3.0%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining 42 percent noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and through off-take agreements with PCT, through mid-2021, and Sailun Vietnam through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020.
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
Sales
Net sales of the Americas Tire Operations segment decreased from $2,363 million in 2018 to $2,354 million in 2019. In 2019, the segment experienced favorable pricing and mix ($80 million), offset by unfavorable volume impact ($89 million). Unit shipments for the segment decreased 3.8 percent in 2019 compared with 2018. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 2.8 percent in 2019 compared with the same period in 2018. This decrease compares with a 0.3 percent increase in total light vehicle tire shipments experienced by USTMA members, and a 2.3 percent increase in total light vehicle tire shipments experienced for the total industry. Americas Tire Operations volume has been impacted by customer inventory actions in the U.S.
Operating Profit
Operating profit for the segment increased from $230 million in 2018 to $238 million in 2019. Operating profit in 2019 included $63 million of favorable price and mix and $50 million of favorable raw material costs (excluding the new tariffs). These favorable items were partially offset by $32 million of new tariffs net of duty drawbacks on imports into the U.S. from China, $23 million of higher product liability costs, $19 million of lower unit volume, $11 million of higher selling, general and administrative costs and $7 million of unfavorable manufacturing costs. 2019 also included increased other costs of $13 million, including higher distribution costs and the nonrecurrence of $6 million of insurance recoveries net of direct costs recorded in 2018.
The segment utilizes an internal raw material index which is calculated based upon the underlying costs of the segment's key raw materials for the period and is utilized in comparing the cost of raw materials from period to period. The segment’s internally calculated raw material index of 149.8 for the quarter ended December 31, 2019 was a decrease of 9.3 percent from the fourth quarter of 2018. The raw material index decreased 4.6 percent from the quarter ended September 30, 2019.
International Tire Operations Segment

(Dollar amounts in thousands)	Twelve Months Ended December 31,
	2019	Change	2018	Change	2017
Sales	$534,003	(16.7)%	$640,976	3.6%	$618,869
Operating (loss) profit	$(13,390)	4.7%	$(14,044)	n/m	$15,168
Operating margin	(2.5)%	(0.3) points	(2.2)%	(4.7) points	2.5%
Total unit sales change		(14.4)%		(5.4)%
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin commercially producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

Sales
Net sales of the International Tire Operations segment were $534 million for the year ended December 31, 2019, compared to $641 million in 2018. The segment experienced $93 million of lower unit volume and $16 million of unfavorable foreign currency impact, partially offset by $2 million of favorable price and mix. Segment unit volume was down 14.4 percent, with unit volume decreases in Asia and Europe, primarily due to lower intercompany shipments.
Operating Profit
In 2019, the segment experienced an operating loss of $13 million, compared to an operating loss of $14 million in 2018. The 2019 results included $15 million of decreased raw material costs and $2 million of lower selling, general and administrative costs, as well as the absence of the $34 million goodwill impairment charge incurred in 2018. This favorability was offset by $18 million of higher manufacturing costs, $11 million of lower unit volume, $8 million of unfavorable price and mix, restructuring charges of $9 million and $4 million of increased other expenses.
Outlook for the Company

In 2020, the Company expects:

•	A modest global unit volume increase compared to 2019, including in the U.S.,

•	Operating profit margin that improves during the year, with the second half better than the first half, and the full year exceeding 2019,

•	An effective tax rate, excluding significant discrete items, of approximately 25 percent, and

•	Capital expenditures that will range between $260 and $280 million. This includes investments in Serbia and Mexico.
Management anticipates the first half of 2020 operating profit margin will be impacted by typical seasonality and certain unique items which are included in the full year outlook:

•	Approximately $10 million of restructuring charges related to the transition at the Company's Mexico manufacturing facility, which will occur primarily in the first quarter of 2020,

•	Higher manufacturing costs in Latin America, Europe and Asia related to both market conditions and the Company's footprint actions, and

•	Higher SG&A expenses, including the timing of advertising spend.
Expectations do not include tariff rate changes or additional tariffs that continue to be considered, but have not yet been imposed. The Company's guidance for 2020 also does not include the impact of the coronavirus.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash provided by operating activities was $291 million in 2019 compared to $254 million of net cash provided by operating activities in 2018. Net income provided $98 million in 2019 as compared to net income of $81 million in 2018. In 2019, non-cash items contributed $193 million, compared to $249 million contributed in 2018, which included the benefit of the $34 million reduction in goodwill due to an impairment charge. In 2019, changes in working capital used $1 million, as compared to the usage of $75 million in 2018. The decreased 2019 usage was driven primarily by reduced growth in inventory, as well as improved accounts and notes receivable collections, which includes the impact of favorable changes to terms in 2019. The 2018 usage was driven primarily by the decrease in the Company's pension and postretirement benefit liabilities and increased accounts and notes receivable, partially offset by benefits provided by decreased inventory in 2018, as a result of the management of inventory levels, and favorable movement in accounts payable due to cash management initiatives.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $203 million and $193 million in 2019 and 2018, respectively. Additionally, investing activities in 2019 also include the Company's $49 million investment in the Vietnam joint venture.
The Company's capital expenditure commitments at December 31, 2019 were $27 million and are included in the "Purchase Obligations" line of the Contractual Obligations table, which appears later in this section.

Sources and uses of cash in financing activities
In 2019 and 2018, respectively, the Company repaid a net $3 million and a net $20 million of short-term debt at its Asian operations, respectively. The higher repayment activity in 2018 resulted from increased borrowing in 2017 to meet working capital requirements in Asia.
In 2019, the Company repaid long-term debt of $177 million which had become due, and borrowed $200 million of new long-term debt.
The Company paid $2 million and $1 million in fees associated with amendments to its domestic credit facilities during 2019 and 2018, respectively.
The Company repurchased $30 million of its common stock in 2018 as part of the Company’s share repurchase program authorized by the Board of Directors. No share repurchases occurred in 2019.
Dividends paid on the Company’s common shares were $21 million in both 2019 and 2018, respectively.
Available cash, credit facilities and contractual commitments
At December 31, 2019, the Company had cash and cash equivalents of $391 million.
Domestically, the Company's recently amended Credit Facility with a consortium of banks provides up to $700 million and is set to expire in June 2024. Of this amended borrowing capacity, $200 million is allocated to the Term Loan A, while the remaining $500 million is allocated to the Revolving Credit Facility. The Term Loan A was drawn in December 2019 primarily to pay for the maturing unsecured notes of $174 million. The Company made its first quarterly payment of $2.5 million on the Term Loan A in December 2019. The Credit Facility also includes a $110 million letter of credit sub-facility.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in February 2021.
These revolving credit facilities are undrawn, other than to secure letters of credit, at December 31, 2019. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at December 31, 2019, was $602 million.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $46 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $34 million at December 31, 2019.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, including its portion of capital expenditures in its partially-owned subsidiaries and dividend and share repurchase goals. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. The entire amount of short-term notes payable outstanding at December 31, 2019 is debt of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

The Company’s cash requirements relating to contractual obligations at December 31, 2019 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
Contractual Obligations	Total	2020	2021	2022	2023	2024	After 2024
Term loan A	$197,500	$10,000	$12,500	$15,000	$17,500	$142,500	$—
Unsecured notes	116,880	—	—	—	—	—	116,880
Interest on debt and bond obligations	90,011	15,403	14,968	14,458	13,945	11,184	20,053
Operating leases, including interest	96,830	31,397	18,020	13,691	9,693	6,236	17,793
Financing leases and other	6,263	264	5,341	279	258	121	—
Notes payable (a)	12,296	12,296	—	—	—	—	—
Purchase obligations (b)	189,778	171,279	18,499	—	—	—	—
Postretirement benefits other than pensions (c)	241,550	14,334	14,557	14,697	14,748	14,852	168,362
Pensions (d)	127,007	45,000	30,000	20,000	15,000	15,000	2,007
Income taxes payable (e)	20,434	—	—	3,528	7,514	9,392	—
Other obligations (f)	33,571	9,152	2,592	2,847	972	509	17,499
Total contractual cash obligations	$1,132,120	$309,125	$116,477	$84,500	$79,630	$199,794	$342,594

(a)	Financing obtained from financial institutions in the PRC to support the Company’s operations there.

(b)	Purchase commitments for capital expenditures, TBR tires and raw materials, principally natural rubber, made in the ordinary course of business.

(c)	Represents benefit payments for postretirement benefits other than pension liabilities.

(d)	Represents Company contributions to retirement trusts based on current assumptions.

(e)	Represents income taxes payable related to the deemed repatriation tax on undistributed earnings of foreign subsidiaries under the Tax Act, as based on the Company's most recently filed tax returns.

(f)	Includes stock-based liabilities, warranty reserve, deferred compensation, nonqualified benefit plans and other non-current liabilities.

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

Pursuant to ASC 450 "Contingencies," the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. The Company periodically reviews such estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

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

The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s quarterly reviews, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual to $117 million at December 31, 2019 from $112 million at December 31, 2018.

The addition of another year of self-insured incidents accounted for an increase of $37 million in the Company's product liability reserve in 2019. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $8 million.

During 2019, the Company paid $24 million and during 2018, the Company paid $21 million to resolve cases and claims, respectively. The Company’s product liability reserve balance at December 31, 2019 totaled $117 million (the current portion of $25 million is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2018 totaled $112 million (current portion of $31 million).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

Product liability expense totaled $40 million in 2019, an increase of $23 million from 2018. Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income.

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

The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $10 million at December 31, 2019. The unrecognized tax benefits at December 31, 2019 relate to uncertain tax positions in tax years 2012 through 2017.

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

The Company continues to maintain a valuation allowance against a portion of its U.S. and non-U.S. deferred tax asset position at December 31, 2019, as it cannot assure the utilization of these assets before they expire. The Company has recorded valuation allowances of $27 million relating primarily to non-U.S. deferred tax assets. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when they are deemed to be realizable.

The Company generally considers the earnings of certain non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Prior to enactment of the Tax Act, the Company did not recognize a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on unremitted foreign earnings because it overcame the presumption of the repatriation of those earnings. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2018 and 2019, the Company re-evaluated its position on potential earnings repatriation and has concluded that repatriation implications of the Tax Act had no impact on its indefinite reinvestment assertion.

Impairment of long-lived assets, including goodwill and right-of-use assets

The Company’s long-lived assets include property, plant and equipment, right-of-use assets for operating and finance leases, and other assets that are intangibles, including goodwill. If an indicator of impairment exists for certain groups of property, plant and equipment, right-of-use assets or definite-lived intangible assets, the Company will compare the forecasted undiscounted cash flows attributable to the assets to their carrying values. If the carrying values exceed the undiscounted cash flows, the Company then determines the fair values of the assets. If the carrying values of the assets exceed the fair values of the assets, an impairment charge is recognized for the difference.

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

The discount rate reflects the rate used to estimate the value of the Company’s pension and OPEB liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next one hundred years using spot rates from a high quality corporate bond yield curve and computed a single equivalent rate. Based upon this analysis, the Company used a discount rate of 3.09 percent to measure its U.S. pension liabilities at December 31, 2019, which is lower than the 4.05 percent used at December 31, 2018. Similarly, the Company discounted the expected disbursements of its OPEB liabilities and, based upon this analysis, the Company used a discount rate of 3.12 percent to measure its OPEB liabilities at December 31, 2019, which is lower than the 4.05 percent used at December 31, 2018. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 2.00 percent at December 31, 2019 from 2.80 percent at December 31, 2018.
The effects of a hypothetical change in discount rate may be nonlinear and asymmetrical for future years as the change in discount rate and the corresponding accounting are applied. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2019, discount rate assumption would have the following estimated effects on the December 31, 2019 pension and other post-retirement benefit obligations and 2020 expected pension and other post-retirement expense:

$ increase (decrease) in thousands	25 Basis Point Decrease in Discount Rate	25 Basis Point Increase in Discount Rate
Pension expense	$2,673	$(2,568)
Other post-retirement benefit expense	115	(724)
Pension obligation	32,746	(31,160)
Other post-retirement benefit obligation	7,199	(6,845)
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

The Company’s investment strategy is to manage the plans' asset allocation relative to the liability profile and funded status of the plans. It is expected that as the plan’s funded status improves, the portfolio will take less risk as to preserve the funded status of the plan framework. The plans follow a glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level. The plans' position with respect to the glide path is monitored and asset allocation and strategy changes to the plans' portfolio are made as appropriate. The plans' strategy is also monitored in relation to the capital markets, interest rates, and the regulatory environment. The Company’s current asset allocation for U.S. plans’ assets is 65 percent in fixed income collective trust funds, 30 percent in equity collective trust funds, 3 percent in other investment based collective trust funds and 2 percent in cash. The Company’s current asset allocation for U.K. plan assets is 68 percent in fixed income securities, 19 percent in equity securities, 12 percent in other investments, and 1 percent in cash. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisers and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

The actual return on U.S. pension plans’ assets was a return of approximately 17.54 percent in 2019 compared to an asset loss of approximately 3.50 percent in 2018. The actual return on U.K. pension plan assets was a return of approximately 10.93 percent in 2019 compared to an asset loss of 2.23 percent in 2018. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2019 and 2018 pension expense was 5.66 percent and 6.25 percent, respectively. The expected long-term return on U.K. plan assets used to derive the 2019 and 2018 pension expense was 3.35 percent and 3.20 percent, respectively. Holding all other assumptions constant, an increase or decrease of 25 basis points in our December 31, 2019 expected return on assets assumption would increase or decrease the net periodic benefit cost by $2,579, respectively.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and OPEB liabilities, decreases and increases in the discount rate and differences between actuarial assumptions and actual experience totaling $414 million at December 31, 2019. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 8 years to 10 years. Amortization of these net deferred losses was $36 million in 2019 and $37 million in 2018.

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

The Company may be exposed to interest rate risk on borrowings that bear interest at floating rates. In certain cases, the Company utilizes derivative instruments to manage some of this risk. The Company does not enter into derivative instruments for trading or speculative purposes. At December 31, 2019, Cooper had $198 million of long term debt at a floating interest rate, which was effectively hedged. A hypothetical 10 percent change in interest rates would have an immaterial impact on interest expense for the years ended December 31, 2019 and 2018.
To manage the volatility of currency exchange exposures related to future sales and purchases in foreign currencies, the Company first nets the exposures to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2019 and 2018.
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

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$2,752,639	$2,808,062	$2,854,656
Cost of products sold	2,319,349	2,364,769	2,303,261
Gross profit	433,290	443,293	551,395
Selling, general and administrative expense	250,017	244,221	242,148
Restructuring expense	8,818	—	—
Goodwill impairment charge	—	33,827	—
Operating profit	174,455	165,245	309,247
Interest expense	(31,189)	(32,181)	(32,048)
Interest income	9,458	10,216	7,362
Other pension and postretirement benefit expense	(41,567)	(27,806)	(37,523)
Other non-operating expense	(1,485)	(1,416)	(3,113)
Income before income taxes	109,672	114,058	243,925
Income tax provision	11,355	33,495	147,180
Net income	98,317	80,563	96,745
Net income attributable to noncontrolling shareholders' interests	1,913	3,977	1,345
Net income attributable to Cooper Tire & Rubber Company	$96,404	$76,586	$95,400

Earnings per share:
Basic	$1.92	$1.52	$1.83
Diluted	$1.91	$1.51	$1.81

See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net income	$98,317	$80,563	$96,745
Other comprehensive income (loss):
Cumulative currency translation adjustments	4,742	(24,430)	38,850
Financial instruments:
Change in the fair value of derivatives	(3,753)	2,628	(2,473)
Income tax benefit (provision) on derivative instruments	1,054	(827)	855
Financial instruments, net of tax	(2,699)	1,801	(1,618)
Postretirement benefit plans:
Amortization of actuarial loss	35,843	37,203	42,570
Amortization of prior service cost (credit)	603	(541)	(566)
Actuarial (loss) gain	(12,877)	12,913	13,385
Pension settlement charges	4,262	—	—
Prior service effect of plan amendment	(3,069)	(3,704)	—
Income tax provision on postretirement benefit plans	(9,333)	(8,326)	(14,718)
Foreign currency translation effect	(2,668)	(264)	(7,855)
Postretirement benefit plans, net of tax	12,761	37,281	32,816
Other comprehensive income	14,804	14,652	70,048
Comprehensive income	113,121	95,215	166,793
Less: Comprehensive income attributable to noncontrolling shareholders' interests	2,708	1,740	4,720
Comprehensive income attributable to Cooper Tire & Rubber Company	$110,413	$93,475	$162,073
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$391,332	$356,254
Notes receivable	535	5,737
Accounts receivable, less allowances of $8,109 at 2019 and $5,836 at 2018	544,257	546,905
Inventories:
Finished goods	326,839	338,133
Work in process	28,250	27,265
Raw materials and supplies	109,132	114,582
Total inventories	464,221	479,980
Other current assets	52,635	67,856
Total current assets	1,452,980	1,456,732
Property, plant and equipment:
Land and land improvements	53,516	52,668
Buildings	344,142	314,555
Machinery and equipment	2,042,578	1,981,857
Molds, cores and rings	262,444	238,911
Total property, plant and equipment	2,702,680	2,587,991
Less: Accumulated depreciation	1,655,438	1,586,070
Property, plant and equipment, net	1,047,242	1,001,921
Operating lease right-of-use assets, net of accumulated amortization of $26,121 at 2019	80,752	—
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $123,735 at 2019 and $112,621 at 2018	111,356	120,321
Deferred income tax assets	29,336	28,146
Investment in joint venture	48,912	—
Other assets	12,909	8,234
Total assets	$2,802,338	$2,634,205
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)
	December 31,
(Continued)	2019	2018
LIABILITIES AND EQUITY
Current liabilities:
Notes payable	$12,296	$15,288
Accounts payable	276,732	286,671
Accrued liabilities	302,477	282,650
Income taxes payable	2,304	975
Current portion of long-term debt and finance leases	10,265	174,760
Total current liabilities	604,074	760,344
Long-term debt and finance leases	309,148	121,284
Noncurrent operating leases	55,371	—
Postretirement benefits other than pensions	227,216	236,454
Pension benefits	126,707	147,950
Other long-term liabilities	149,065	135,730
Deferred income tax liabilities	3,024	—
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2019 and 2018	87,850	87,850
Capital in excess of par value	22,175	21,124
Retained earnings	2,524,963	2,449,714
Accumulated other comprehensive loss	(447,580)	(461,589)
Parent stockholders' equity before treasury stock	2,187,408	2,097,099
Less: Common shares in treasury at cost (37,647,058 at 2019 and 37,776,659 at 2018)	(922,783)	(925,056)
Total parent stockholders' equity	1,264,625	1,172,043
Noncontrolling shareholders' interests in consolidated subsidiaries	63,108	60,400
Total equity	1,327,733	1,232,443
Total liabilities and equity	2,802,338	2,634,205
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollar amounts in thousands except per share amounts)

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total
Balance at December 31, 2016	$87,850	$25,876	$2,321,424	$(545,151)	$(813,985)	$1,076,014	$54,222	$1,130,236
Net income	—	—	95,400	—	—	95,400	1,345	96,745
Other comprehensive loss	—	—	—	66,673	—	66,673	3,375	70,048
Comprehensive income (loss)	—	—	95,400	66,673	—	162,073	4,720	166,793
Dividends payable to noncontrolling shareholder	—	—	—	—	—	—	(282)	(282)
Share repurchase program	—	—	—	—	(90,868)	(90,868)	—	(90,868)
Stock compensation plans	—	(5,136)	(538)	—	7,465	1,791	—	1,791
Cash dividends - $0.42 per share	—	—	(21,914)	—	—	(21,914)	—	(21,914)
Balance at December 31, 2017	87,850	20,740	2,394,372	(478,478)	(897,388)	1,127,096	58,660	1,185,756
Net income	—	—	76,586	—	—	76,586	3,977	80,563
Other comprehensive income	—	—	—	16,889	—	16,889	(2,237)	14,652
Comprehensive income	—	—	76,586	16,889	—	93,475	1,740	95,215
Share repurchase program	—	—	—	—	(30,183)	(30,183)	—	(30,183)
Stock compensation plans	—	384	(106)	—	2,515	2,793	—	2,793
Cash dividends - $0.42 per share	—	—	(21,138)	—	—	(21,138)	—	(21,138)
Balance at December 31, 2018	87,850	21,124	2,449,714	(461,589)	(925,056)	1,172,043	60,400	1,232,443
Net income	—	—	96,404	—	—	96,404	1,913	98,317
Other comprehensive income	—	—	—	14,009	—	14,009	795	14,804
Comprehensive income	—	—	96,404	14,009	—	110,413	2,708	113,121
Stock compensation plans	—	1,051	(87)	—	2,273	3,237	—	3,237
Cash dividends - $0.42 per share	—	—	(21,068)	—	—	(21,068)	—	(21,068)
Balance at December 31, 2019	$87,850	$22,175	$2,524,963	$(447,580)	$(922,783)	$1,264,625	$63,108	$1,327,733
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$98,317	$80,563	$96,745
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	148,054	147,161	140,228
Deferred income taxes	1,746	30,519	61,571
Stock-based compensation	4,362	3,868	4,009
Change in LIFO inventory reserve	2,548	(3,026)	2,981
Amortization of unrecognized postretirement benefits	36,446	36,662	42,004
Goodwill impairment charge	—	33,827	—
Changes in operating assets and liabilities:
Accounts and notes receivable	8,980	(19,729)	(18,646)
Inventories	14,355	27,438	(31,820)
Other current assets	15,261	(2,080)	(15,648)
Accounts payable	9,809	10,646	(31,217)
Accrued liabilities	(4,517)	7,635	(12,226)
Pension and postretirement benefits	(49,714)	(77,883)	(54,385)
Other items	4,946	(21,298)	(5,972)
Net cash provided by operating activities	290,593	254,303	177,624
Investing activities:
Additions to property, plant and equipment and capitalized software	(202,722)	(193,299)	(197,186)
Investment in joint venture	(49,001)	—	—
Proceeds from the sale of assets	119	160	278
Net cash used in investing activities	(251,604)	(193,139)	(196,908)
Financing activities:
Issuances of short-term debt	12,296	19,423	39,450
Repayment of short-term debt	(15,288)	(39,450)	(40,957)
Issuance of long-term debt	200,000	—	—
Repayment of long-term debt and finance lease obligations	(177,251)	(1,395)	(2,421)
Payment of financing fees	(2,207)	(1,230)	—
Repurchase of common stock	—	(30,183)	(90,868)
Payments of employee taxes withheld from share-based awards	(1,376)	(2,111)	(7,002)
Payment of dividends to noncontrolling shareholders	—	—	(282)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(21,068)	(21,138)	(21,914)
Issuance of common shares related to stock-based compensation	232	306	4,224
Net cash used in financing activities	(4,662)	(75,778)	(119,770)
Effects of exchange rate changes on cash	552	554	7,111
Net change in cash, cash equivalents and restricted cash	34,879	(14,060)	(131,943)
Cash, cash equivalents and restricted cash at beginning of period	378,246	392,306	524,249
Cash, cash equivalents and restricted cash at end of period	$413,125	$378,246	$392,306

Cash and cash equivalents	$391,332	$356,254	$371,684
Restricted cash included in Other current assets	20,305	19,967	19,200
Restricted cash included in Other assets	1,488	2,025	1,422
Total cash, cash equivalents and restricted cash	$413,125	$378,246	$392,306
See accompanying Notes to Consolidated Financial Statements.

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
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $391,332 and $356,254 at December 31, 2019 and December 31, 2018, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.
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

Long-lived assets, including goodwill and right-of-use assets – Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the following expected useful lives:

Land improvements	10 to 20 years
Buildings	10 to 40 years
Machinery and equipment	5 to 14 years
Furniture and fixtures	5 to 10 years
Molds, cores and rings	2 to 10 years

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software. Capitalized software costs are amortized over the estimated useful life of the software, which ranges from one to ten years.
Intangibles with definite lives include trademarks, technology and intellectual property which were fully amortized as of December 31, 2019. Land use rights are amortized over their remaining useful lives, which range from 36 to 43 years.
On January 1, 2019, the Company adopted ASC 842, "Leases," which requires lessees to record right-of-use assets and related lease obligations on the balance sheet, as well as disclose key information regarding leasing arrangements.
The Company evaluates the recoverability of long-lived assets, including property, plant and equipment and right-of-use assets for operating and finance leases, based on undiscounted projected cash flows, excluding interest and taxes, when any impairment is indicated. Goodwill and indefinite-lived intangibles are assessed for potential impairment at least annually or when events or circumstances indicate impairment may have occurred.
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2019	2018	2017
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$96,404	$76,586	$95,400
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,159	50,350	52,206
Effect of dilutive securities - stock options and other stock units	219	247	467
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,378	50,597	52,673
Earnings per share:
Basic	$1.92	$1.52	$1.83
Diluted	$1.91	$1.51	$1.81

At December 31, 2019, 2018 and 2017, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.
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
The Company is exposed to interest rate risk on borrowings that bear interest at floating rates. The Company utilizes derivative instruments to manage the risk associated with the floating rate debt and has effectively fixed the variable interest rate component on the notional amount of this swap . The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transaction affects earnings.
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
Income taxes – Income tax expense is based on reported earnings or losses before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority of undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2018 and 2019, the Company re-evaluated its position on potential earnings repatriation and has concluded that repatriation implications of the Tax Act had no impact on its indefinite reinvestment assertion. As such, no change has been made with respect to that assertion for the year ended December 31, 2019.
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
Pursuant to ASC 450 "Contingencies," the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. The Company periodically reviews such estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of the revenue component of Net sales at the time of sale. Advertising expense for 2019, 2018 and 2017 was $58,453, $54,177 and $52,798, respectively.

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

	2019	2018	2017
Reserve at beginning of year	12,431	12,093	10,634
Additions	11,609	13,187	10,310
Payments	(11,306)	(12,849)	(8,851)
Reserve at December 31	12,734	12,431	12,093

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
Research and development – Costs are charged to Cost of products sold as incurred and amounted to approximately $69,928, $64,007 and $59,869 during 2019, 2018 and 2017, respectively.
Related Party Transactions – The Company’s COOCSA joint venture paid $26,589, $28,023 and $40,279 in 2019, 2018 and 2017, respectively, to an employment services company in Mexico owned by members of the joint venture workforce. COOCSA also recorded sales of $4,373, $4,713 and $8,209 to the noncontrolling shareholder in 2019, 2018 and 2017, respectively. The Company purchased $10,920 and $775 of TBR tires from Sailun Vietnam in 2019 and 2018, respectively, through an off-take agreement between the two parties.
Pensions and Postretirement Benefits Other than Pensions - The Company provides certain pension and postretirement benefits other than pensions to employees and retired employees, including pensions, postretirement health care benefits, other postretirement benefits, and supplemental pensions. In general, the Company's policy is to fund its pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices. The Company does not fund its postretirement benefit obligation.
Plan assets and obligations are measured using various actuarial assumptions, such as discount rates, rate of compensation increase, mortality rates, turnover rates and health care cost trend rates, which are determined as of the current year measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rates, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or are amortized over future periods.
Tariffs - The Company is subject to tariffs on the import of tires, raw materials and tire-manufacturing equipment in certain of the jurisdictions in which it operates. Tariff costs are included within inventory as they pertain to tires and raw materials, while tariffs on tire-manufacturing equipment are included as part of the cost of fixed assets. Material components of the Company's tariff costs include:

•
Passenger Car and Light Truck Tire Tariffs - Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The rates are subject to review annually and a material change in the new rates could have a significant impact on the Company's results.

•
Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the PRC into the U.S. were initiated on January 29, 2016. On February 22, 2017, the ITC made a final determination that the U.S. market had not suffered material injury because of imports of TBR tires from the PRC. However, on November 1, 2018, the CIT remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from China. The ITC’s re-determination, along with comments from the parties regarding the re-determination, were filed with the CIT. The CIT will make a final determination. Since the publication of the determination in the Federal Register, the Company incurred duties of $33,507 for the year ended December 31, 2019. This was recorded as a component of Cost of products sold in the Consolidated Statements of Income.

•
Section 301 Tariffs - Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These tariffs increased to 25 percent effective May 10, 2019. The Company has incurred duties of $19,053 and $6,431 for the years ended December 31, 2019 and 2018, respectively, related to these Section 301 tariffs. These amounts were recorded as a component of Cost of products sold in the Consolidated Statements of Income.

•
Duty Drawbacks - The enactment of the Modernized Drawback Final Rule under the TFTEA in December 2018 expanded the Company's ability to recover Section 301 and Ad Valorem duties paid on goods imported into the US when such goods, or similar items, are subsequently exported. Under the rule, recovery of duties is allowable for up to five years subsequent to the incurrence of the duty. In 2019, the Company recovered $20,091 of duties, $11,346 related to duties paid in prior years. These amounts were recorded as a component of Cost of products sold in the Consolidated Statements of Income.

North American Distribution Center – On January 22, 2017, a tornado hit the Company’s leased Albany, Georgia distribution center, causing damage to the Company's assets and disrupting certain operations. Insurance, less applicable deductibles, covered the repair or replacement of the Company's assets that suffered loss or damage, and the Company worked closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance proceeds due to the Company as a result of the damages and the loss the Company suffered. The Company's insurance policies also provided coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that were incurred relating to the damages and losses suffered. For the year ended December 31, 2017, the Company incurred direct expenses of $12,583, less proceeds of $7,000 recovered from insurance. For the year ended December 31, 2018, the Company recorded insurance recoveries of $7,300, less direct costs of $1,569. These amounts were recorded as a component of Cost of products sold in the Consolidated Statements of Income for the respective periods. The Company's insurance claim related to the tornado was closed in the year ended December 31, 2018, with no subsequent direct expenses or insurance recoveries.
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
Accounting Pronouncements – Recently adopted

SEC Disclosure Regulation Simplifications
During the fourth quarter of 2018, the U.S. Securities and Exchange Commission (“SEC”) published Final Rule Release No. 33-10532, "Disclosure Update and Simplification." This standard, effective for quarterly and annual reports submitted after November 5, 2018, streamlines disclosure requirements by removing certain redundant topics. For the Company, the most notable simplification implemented in 2019 was the expansion of the shareholders' equity reconciliation to display quarter-to-quarter details beginning in the first quarter of 2019. The changes to the SEC rules impacted the presentation of the Company's filings, but did not materially impact the Company's consolidated financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires balance sheet recognition of lease liabilities and right-of-use assets for most leases having terms of twelve months or longer. The Company adopted the standard on the required effective date of January 1, 2019 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11,

Leases (Topic 842), Targeted Improvements (ASU 2018-11). The FASB issued multiple amendments to the standard which provided clarification, additional guidance, practical expedients and other improvements to ASU 2016-02. The new guidance requires recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on the Company's Consolidated Balance Sheets. See Note 11 for additional details.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not materially impact the Company's consolidated financial statements.

Additionally, in October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815)." The Federal Reserve and Alternative Reference Rates Committee expressed the importance of including the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a benchmark rate for hedge accounting purposes in facilitating broader use of the underlying SOFR rate in the marketplace to facilitate the market's move away from the London Interbank Offered Rate ("LIBOR"). This update, effective on January 1, 2019, provides the option to use the OIS rate based on SOFR as a benchmark for hedge accounting. The Company does not currently hold any SOFR-based instruments, but will continue to evaluate its use as the markets transition away from LIBOR.
Related Parties
In October 2018, the FASB issued ASU 2018-17 "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for VIEs." When determining if fees paid to decision makers and service providers are variable interests, entities must now also consider indirect interests of those decision makers and service providers held through related parties under common control. This standard is effective January 1, 2020, with early adoption permitted. The Company has incorporated this consideration into the related party procedures conducted as part of this annual report. No indirect interests of decision makers or service providers held through related parties under common control were identified. The adoption of this standard did not materially impact the Company's consolidated financial statements.
Accounting Pronouncements – To be adopted

Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. The FASB issued subsequent amendments to the initial guidance in November 2018, April 2019 and May 2019 with ASU 2018-19, ASU 2019-04 and ASU 2019-05, respectively. Trade receivables (including the allowance for doubtful accounts) is the only financial instrument in scope for ASU 2016-13 currently held by the Company. Implementation is anticipated to include an update to the Company's allowance for doubtful accounts methodology from one based on accounts receivable aging to one based on sales stratified by customer credit score. Disclosures will be updated accordingly. The Company expects minimal, if any, impact on the consolidated financial statements as implementation analyses show materially equivalent results between the two methods. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 with a modified retrospective approach. The Company plans to adopt the standard effective January 1, 2020.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)," which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements and plans to adopt the standard effective January 1, 2020.

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

Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements and plans to adopt the standard effective January 1, 2020.

Note 2.	Restructuring
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility, which is included in the International Segment. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center. Costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility were $8,315 in 2019. In connection with this business realignment, a one-time payment from the U.S. to Serbia was made during the fourth quarter of 2019 in order to allow the Serbian operations to improve their financial standing and serve as a reliable and fully operational contract manufacturer for the U.S.
In the fourth quarter of 2019, the Company's Asian operations, included in the International Segment, completed a headcount optimization review. As a result of this optimization, the Company incurred $1,262 of restructuring expense during 2019.
For the year ended December 31, 2019, the Company recorded restructuring expense of $8,818, made up of employee severance, asset write-downs and other costs. At December 31, 2019, the Company's accrued restructuring balance is 1,398, composed primarily of severance costs related to the Asian operations.

Twelve Months Ended December 31, 2019
Melksham employee severance costs	$5,308
Asset write-downs & other costs	2,248
Asian operations employee severance costs	1,262
Total restructuring expense	$8,818

Beginning balance of accrued restructuring	$—
Accrued severance costs	6,630
Payment of severance costs	(5,368)
Accrued professional fees	819
Payment of professional fees	(683)
Ending balance of total accrued restructuring	$1,398

In addition to the costs classified as restructuring expense on the Consolidated Statement of Income, the Company incurred additional costs of $759 in 2019 as a result of Cooper Tire Europe's decision to cease light vehicle tire production at it's Melksham facility. These additional costs relate to professional fees associated with the Company's evaluation of its legal entity structure moving forward, as well as other matters, and are included within selling, general and administrative expense on the Consolidated Statement of Income.

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
The Company’s reportable segments have the following revenue characteristics:

•	Americas Tire Operations - The Americas Tire Operations segment manufactures and markets passenger car and light truck tires. The segment also markets and distributes racing, motorcycle and TBR tires.

•
International Tire Operations - The International Tire Operations segment manufactures and markets passenger car, light truck, motorcycle, racing and TBR tires and tire retread material for global markets.

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the twelve months ended December 31, 2019 and 2018, respectively:

	Twelve Months Ended December 31, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$2,096,864	$403,524	$(68,658)	$2,431,730
Truck and bus radial	200,088	80,797	(66,432)	214,453
Other (2)	56,774	49,682	—	106,456
Net sales	$2,353,726	$534,003	$(135,090)	$2,752,639

	Twelve Months Ended December 31, 2018
	Americas	International	Eliminations	Total
Light Vehicle (1)	$2,115,942	$481,499	$(109,400)	$2,488,041
Truck and bus radial	$194,558	$101,744	$(86,160)	210,142
Other (2)	$52,146	$57,733	$—	109,879
Net sales	$2,362,646	$640,976	$(195,560)	$2,808,062

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
Significant changes in the contract liabilities balance during the twelve months ended December 31, 2019 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$947
Increases to deferred revenue for cash received in advance from customers	16,297
Decreases due to recognition of deferred revenue	(16,164)
Contract liabilities at December 31, 2019	$1,080

Transaction price allocated to remaining performance obligations
For the twelve months ended December 31, 2019 and 2018, respectively, revenue recognized from performance obligations related to prior periods was not material.
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
Changes in accounting policies
The Company adopted ASC 606 with a date of initial application of January 1, 2018. As a result, the guidance has been applied to all contracts at the date of initial application. There were no significant changes to the Company's accounting for revenue following the adoption of the new revenue standard.
Impacts on financial statements
Aside from the enhanced disclosures, adoption of the new revenue standard had no impact on the Company's consolidated financial statements.

Note 4.	Inventories
Inventory costs are determined using the LIFO method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $365,585 and $380,990 at December 31, 2019 and December 31, 2018, respectively. These FIFO values have been reduced by approximately $87,616 and $85,068 at December 31, 2019 and December 31, 2018, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 5. Goodwill and Intangibles
Goodwill is recorded in the segment where it was generated by acquisitions. In 2011, the Company recorded $18,851 of goodwill related to the acquisition of additional ownership of COOCSA in the Americas Tire Operations segment and, in 2016, the Company recorded goodwill in the amount of $33,250 related to the acquisition of GRT in the International Tire Operations segment. Goodwill prior to 2011 was zero.
Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment, unless indicators are present that would require an earlier test. On December 12, 2018, Cooper Vietnam and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020. The capacity created by this planned facility will decrease expected production requirements for Cooper's GRT joint venture. The Company included the expected impact of the new Vietnam joint venture on projected future cash flows in performing its annual goodwill impairment assessment on GRT in 2018. Based on the assessment performed, the goodwill balance was deemed to be fully impaired and resulted in a non-cash fourth quarter 2018 impairment charge of $33,827 recorded in the Consolidated Statement of Income. The fair value of GRT utilized in the goodwill impairment assessment was determined based upon internal and external inputs considering various market transactions and discounted cash flow valuation methods, among other factors. This valuation approach represented a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company's use of Company-specific inputs and unobservable measurement inputs.
During the fourth quarter of 2019, the Company completed its annual goodwill and intangible asset impairment tests and no impairment was indicated for the goodwill related to the 2011 acquisition of additional ownership of COOCSA or the Company's other indefinite-lived intangible assets.
The following table presents intangible assets and accumulated amortization balances as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Capitalized software costs	205,929	(115,090)	90,839	197,338	(97,972)	99,366
Land use rights	14,145	(3,545)	10,600	14,526	(3,860)	10,666
Trademarks and tradenames	3,800	(3,800)	—	8,000	(7,823)	177
Other	1,400	(1,300)	100	3,261	(2,966)	295
	225,274	(123,735)	101,539	223,125	(112,621)	110,504
Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817
	$235,091	$(123,735)	$111,356	$232,942	$(112,621)	$120,321

Estimated amortization expense over the next five years is as follows: 2020 - $19,274, 2021 - $18,723, 2022 - $16,935, 2023 - $15,866 and 2024 - $14,378.
Note 6. Accrued Liabilities
Accrued liabilities at December 31 were as follows:

	2019	2018
Volume and customer rebate programs	$99,168	$115,623
Payroll and employee benefits, excluding postemployment benefits	75,218	63,557
Operating lease liability, current	27,663	—
Product liability	25,366	30,550
Other postretirement benefits	14,334	15,344
Advertising	13,281	16,036
Taxes other than income taxes	12,505	13,571
Warranty	8,041	8,273
Other	26,901	19,696
Accrued liabilities	$302,477	$282,650

Note 7.	Income Taxes
Components of income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2019	2018	2017
United States	$(4,720)	$108,838	$211,225
Foreign	114,392	5,220	32,700
Total	$109,672	$114,058	$243,925

The provision (benefit) for income tax for continuing operations consisted of the following:

	2019	2018	2017
Current:
Federal	$2,659	$56	$69,463
State and local	5,386	5,350	6,304
Foreign	9,733	7,214	9,842
	17,778	12,620	85,609
Deferred:
Federal	1,356	18,293	48,866
State and local	(4,027)	3,266	4,915
Foreign	(3,752)	(684)	7,790
	(6,423)	20,875	61,571
	$11,355	$33,495	$147,180

On December 22, 2017, the U.S. enacted comprehensive tax legislation ("Tax Act"), which made broad and complex changes to the tax code. In conjunction with guidance set forth under SAB 118 pertaining to the Tax Act, the Company recorded provisional amounts both for the impact of remeasurement on its U.S. deferred tax assets to the new U.S. statutory rate of 21 percent and for the mandatory Transition Tax on unrepatriated foreign earnings. During the year ended December 31, 2018, the Company concluded its accounting under the Tax Act and updated its SAB 118 provisional estimates with respect to remeasurement of U.S. deferred tax assets and the Transition Tax on unrepatriated foreign earnings and recorded a tax benefit of $3,576 and tax expense of $5,026, respectively. During the year ended December 31, 2019, final Transition Tax regulations were issued resulting in the Company recording an additional Transition Tax liability of $1,661. The Company's outstanding Transition Tax payable as a result of the enactment of the Tax Act, subsequent SAB 118 revisions, and adjustments related to the final regulations was $20,434 and $18,773 at December 31, 2019 and 2018, respectively.
The Tax Act also subjects a U.S. parent shareholder to current tax on its global intangible low-taxed income ("GILTI"). At December 31, 2017, a provisional estimate under SAB 118 could not be made and the Company had not yet elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as a period cost when incurred. For the year ended December 31, 2018, the Company determined that its accounting policy is to record GILTI as a period cost only in the period it is incurred. For the years ended December 31, 2019 and 2018, the Company recognized additional tax expense associated with GILTI, exclusive of GILTI foreign tax credits, which is reflected in the rate reconciliation below.
Prior to enactment of the Tax Act, the Company did not recognize a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on unremitted foreign earnings because it overcame the presumption of the repatriation of those earnings. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2018 and 2019, the Company re-evaluated its position on potential earnings repatriation and has concluded that repatriation implications of the Tax Act had no impact on its indefinite reinvestment assertion. As such, no change has been made with respect to the Company's indefinite reinvestment assertion for the year ended December 31, 2019 and foreign income, foreign withholding, and state income tax liabilities have not been recorded on approximately $727 million of undistributed foreign earnings. Determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.
During the year ended December 31, 2019, the Company's rate was primarily driven by a change in the mix of earnings between the U.S. and non-U.S. jurisdictions compared to 2018 and 2017. The change in the mix of earnings resulted from a business realignment strategy executed during 2019, as further described in Note 2, to improve the Company's market share for its European light vehicle tire business. The resulting tax effects are reflected as the difference in effective tax rates of international operations in the rate reconciliation below.

The Company's Serbian operations are benefiting from a ten-year tax holiday that is based largely on historical investments in property, plant, and equipment which has the impact of reducing the effective tax rate in Serbia to approximately 1.5%. The Company utilized remaining loss carryforwards during 2019 and recognized a tax holiday benefit of $15,030 inclusive of the impact of the business realignment strategy. The tax holiday will expire in 2026.
A reconciliation of income tax expense (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2019	2018	2017
Income tax provision at 35 percent	$—	$—	$85,375
Income tax provision at 21 percent	23,031	23,952	—
Difference in effective tax rates of international operations	(21,399)	(1,124)	(4,667)
State and local income tax, net of federal income tax effect	(2,366)	2,983	7,867
Net U.S. GILTI inclusion	8,419	1,455	—
Valuation allowance	6,306	(2,433)	11,593
Income tax contingencies, net of federal income tax effect	4,246	1,263	(551)
Domestic manufacturing deduction	—	—	(2,940)
U.S. tax credits	(6,292)	(4,401)	(2,474)
Goodwill impairment	—	8,432	—
Mexico inflationary deferred tax adjustments	(1,790)	259	(1,383)
U.S. tax reform - transition tax	1,661	5,026	35,378
U.S. tax reform - remeasurement of deferred taxes	—	(3,576)	20,413
Other - net	(461)	1,659	(1,431)
Provision for income taxes	$11,355	$33,495	$147,180

Payments for income taxes in 2019, 2018 and 2017, net of refunds, were $10,244, $19,763 and $67,782, respectively.
Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2019	2018
Deferred tax assets:
Postretirement and other employee benefits	$94,581	$97,269
Product liability	30,791	27,922
Net operating loss, capital loss, and tax credit carryforwards	14,291	11,064
All other items	37,296	29,375
Total deferred tax assets	176,959	165,630
Deferred tax liabilities:
Property, plant and equipment	(117,148)	(108,668)
All other items	(6,141)	(6,196)
Total deferred tax liabilities	(123,289)	(114,864)
	53,670	50,766
Valuation allowances	(27,270)	(22,620)
Net deferred tax asset	$26,400	$28,146

At December 31, 2019, the Company has gross U.S. federal and foreign tax losses available for carryforward of $6,560 and $76,748, respectively. U.S. federal and foreign tax attributes will expire from 2020 through 2026. For these jurisdictions, valuation allowances have been recorded against those attributes for which, based upon an assessment, it is more likely than not that some portion may not be realized.
The Company considers, on a quarterly basis, all available positive and negative evidence in assessing whether it is more likely than not that some portion or all of its deferred tax assets are realizable. The Company considers the historical and projected financial results of the tax paying component recording the deferred tax asset as well as all other positive and negative evidence including cumulative losses in recent years, a history of potential tax benefits expiring unused and whether a period of sustainable earnings has been demonstrated. During the year ended December 31, 2019, the Company has assessed all available positive and negative evidence and, based on the weight of significant negative evidence, including cumulative losses, the Company has maintained valuation allowances totaling $27,270 against deferred tax assets primarily in China and the U.K.
The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $9,934 at December 31, 2019, as itemized in the tabular roll forward below. The unrecognized tax benefits at December 31, 2019 relate to uncertain tax positions in tax years 2012 through 2017. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

Unrecognized Tax Benefits
Balance at December 31, 2016	$3,197
Settlements for tax positions of prior years	(139)
Additions for tax positions of current year	47
Additions for tax positions of prior years	438
Statute lapses	(1,260)
Balance at December 31, 2017	2,283
Settlements for tax positions of prior years	(364)
Additions for tax positions of the current year	2,555
Additions for tax positions of prior years	2,881
Statute lapses	(830)
Balance at December 31, 2018	6,525
Settlements for tax positions of prior years	(1,567)
Additions for tax positions of the prior year	5,644
Statute lapses	(668)
Balance at December 31, 2019	$9,934

Of this amount, the effective rate would change upon the recognition of approximately $8,468 of these unrecognized tax benefits, net of federal income tax effect. The Company recorded, through the tax provision, approximately $1,262 of net interest expense for 2019, and immaterial amounts of benefit on interest reductions for 2018 and 2017. At December 31, 2019, the Company has $1,353 of interest accrued as an ASC 740-10 reserve.
The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for tax years before 2016 and state and local examinations for tax years before 2014, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are generally no longer subject to income tax examinations in major foreign taxing jurisdictions for tax years prior to 2014. Income tax returns of certain of our subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations could conclude within the next twelve months; however, the Company does not anticipate any significant increases or decreases in its total amount of unrecognized tax benefits within that period.

Note 8.	Debt
On February 15, 2018, the Company amended its revolving credit facility ("Credit Facility") with a consortium of banks that provided up to $400,000 based on available collateral, including an $110,000 letter of credit subfacility, set to expire in February 2023. As of June 27, 2019, the Company amended this Credit Facility with a consortium of several banks that provides up to $700,000 and is set to expire in June 2024. Of this amended borrowing capacity, $200,000 was allocated to a Delayed Draw Term Loan A ("Term Loan A"), which was drawn in December 2019, while the remaining $500,000 was allocated to the Credit Facility to provide working capital and funds for general corporate purposes. The Term Loan A funds were used primarily to pay for the unsecured notes which matured at that time. The Credit Facility still includes the $110,000 letter of credit sub-facility. The Company may elect, with lender consent, to increase the commitments under the Credit Facility or incur one or more tranches of term loans in an aggregate amount of up to $300,000 (or an unlimited increase if the Proforma Net Secured Leverage Ratio is less than 1.75x). Debt issuance costs related to the Credit Facility amendment totaled $1,507 while those related to the Term Loan A totaled $700, for a combined $2,207 in debt issuance costs. These costs, along with the remaining debt issuance costs from the February 2018 credit facility amendment, will be amortized over the life of the underlying debt instruments and are included in the Other assets classification in the Consolidated Balance Sheets. The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Facility, subject to the satisfaction of certain conditions.
On July 11, 2019, the Company entered into forward-starting interest rate swaps to effectively hedge the cash flow exposure associated with the Company's forthcoming Term Loan A variable-rate borrowings. See Note 9 Fair Value Measurement for further information.
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
The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2019 or December 31, 2018, other than amounts used to secure letters of credit. Amounts used to secure letters of credit totaled $21,651 at December 31, 2019 and $16,800 at December 31, 2018. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at December 31, 2019, was $601,649.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $46,426 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $34,130 at December 31, 2019.

In 2010 and 2017, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping and construction of expansions, as well as the on-going operations of the Texarkana manufacturing facility, in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. The assets related to the expansion and on-going plant operations provide security for the bonds issued by the City of Texarkana. As a result, the City retains title to the assets and, in turn, provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a capital lease obligation to repay the proceeds of the IRBs, because the arrangements are cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder, as well as the borrower/lessee of the property purchased with the IRB proceeds. The capital lease obligations and IRB assets are recorded net in the Consolidated Balance Sheets. At December 31, 2019 and 2018, the assets and liabilities associated with these City of Texarkana IRBs were $72,080 and $35,000, respectively.

The following table summarizes the long-term debt and finance leases of the Company at December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Parent company
3.3% Term Loan A due June 2024	$197,500	$—
8% Unsecured Notes due December 2019	—	173,578
7.625% Unsecured Notes due March 2027	116,880	116,880
Finance leases and other	6,263	6,245
	320,643	296,703
Less: unamortized debt issuance costs	1,230	659
	319,413	296,044
Less: current maturities	10,265	174,760
	$309,148	$121,284

Over the next five years, the Company has payments related to the above debt of:

Future Debt Payments
2020	$10,000
2021	17,563
2022	15,000
2023	17,500
2024	142,500

Interest paid on debt during 2019, 2018 and 2017 was $33,161, $34,070 and $34,085, respectively. The amount of interest capitalized was $2,233, $2,663 and $2,706 during 2019, 2018 and 2017, respectively.
In addition, at December 31, 2019 and December 31, 2018, the Company had short-term notes payable of $12,296 and $15,288, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at December 31, 2019 and December 31, 2018 was 4.70 percent and 4.82 percent, respectively.

Note 9.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the Consolidated Balance Sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to two years. The notional amount of these foreign currency derivative instruments at December 31, 2019 and December 31, 2018 was $167,915 and $129,542, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts ($(1,033) and $2,216 as of December 31, 2019 and December 31, 2018, respectively) are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.

The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. The Company also utilizes designated foreign currency forward contracts to hedge the principal amounts of certain intercompany loans.  The fair value of these contracts is $(994) and $(1,503) at December 31, 2019 and December 31, 2018, respectively.  These contracts have maturities of up to two years and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity.
On July 11, 2019, in order to hedge its upcoming Term Loan A variable rate debt, with an interest rate indexed to LIBOR plus 150 basis points, the Company entered into forward-starting interest rate swaps with effective dates of December 2, 2019 and termination dates of June 27, 2024. The initial notional amount of these swaps is $200,000 and decreases quarterly by varying amounts over the life of the swaps, in accordance with the Term Loan A repayment schedule. The net quarterly payments made as of December 31, 2019 were immaterial. The interest rate swaps effectively fix the variable interest rate component on the notional amount of these swaps at 1.720%. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded in accumulated other comprehensive income in the amount of $(1,032) at December 31, 2019.
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
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

Assets/(liabilities)	December 31, 2019	December 31, 2018
Designated as hedging instruments:
Gross amounts recognized	$(3,208)	$(1,524)
Gross amounts offset	149	2,237
Net amounts	(3,059)	713
Not designated as hedging instruments:
Gross amounts recognized	$(1,118)	$(544)
Gross amounts offset	76	201
Net amounts	(1,042)	(343)
Net amounts presented:
Other current assets	$(2,420)	$1,750
Other long-term liabilities	$(1,681)	$(1,380)

The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Consolidated Statements of Income:

	Twelve Months Ended December 31,
	2019	2018	2017
Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives	$(2,612)	$5,040	$(6,092)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net sales	$988	$1,453	$(2,532)
Interest expense	(123)	(134)	(69)
Other non-operating expense	276	1,093	(1,018)
	$1,141	$2,412	$(3,619)
The following table presents the location and amount of gains and losses on foreign exchange contract derivatives not designated as hedging instruments in the Consolidated Statements of Income.

	Twelve Months Ended December 31,
	2019	2018	2017
Other non-operating (expense) income	$(2,674)	$602	$(3,464)

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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$(3,069)	$—	$(3,069)	$—
Interest Rate Swaps	(1,032)	—	(1,032)	—
Stock-based Liabilities	(14,971)	(14,971)	—	—

	December 31, 2018
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$370	$—	$370	$—
Stock-based Liabilities	(14,644)	(14,644)	—	—

The fair market value of Cash and cash equivalents, Notes receivable, restricted cash included in Other current assets, Notes payable and Current portion of long-term debt and finance leases at December 31, 2019 and December 31, 2018 are equal to their corresponding carrying values as reported on the Consolidated Balance Sheets as of December 31, 2019 and

December 31, 2018, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair market value of Long-term debt and finance leases is $292,719 and $137,343 at December 31, 2019 and December 31, 2018, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is $309,148 and $121,284 as reported on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively.

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
Participation in the Company’s defined contribution plans is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Certain employees covered by collective bargaining units receive company contributions. Expense for the defined contribution plans was $13,370, $12,424 and $13,931 for 2019, 2018 and 2017, respectively.
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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2019 Pension Benefits			2018 Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2019	2018
Change in benefit obligation:
Projected Benefit Obligation at beginning of year	$1,004,751	$404,629	$1,409,380	$1,088,633	$461,426	$1,550,059	$251,798	$271,726
Service cost - employer	8,906	—	8,906	10,363	—	10,363	1,573	1,948
Interest cost	39,499	11,061	50,560	36,840	11,161	48,001	9,887	9,251
Actuarial loss/(gain)	113,828	48,721	162,549	(67,543)	(28,064)	(95,607)	(9,664)	(19,909)
Benefits paid	(63,176)	(14,542)	(77,718)	(63,542)	(17,889)	(81,431)	(12,044)	(11,218)
Plan amendment	3,069	—	3,069	—	3,704	3,704	—	—
Settlements	—	(18,196)	(18,196)	—	—	—	—	—
Foreign currency translation effect	—	15,013	15,013	—	(25,709)	(25,709)	—	—
Projected Benefit Obligation at December 31	$1,106,877	$446,686	$1,553,563	$1,004,751	$404,629	$1,409,380	$241,550	$251,798
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	$912,129	$349,001	$1,261,130	$944,346	$385,879	$1,330,225	$—	$—
Actual return on plans’ assets	159,949	38,139	198,088	(33,063)	(8,591)	(41,654)	—	—
Employer contribution	38,312	10,587	48,899	64,388	10,725	75,113	—	—
Benefits paid	(63,176)	(14,542)	(77,718)	(63,542)	(17,889)	(81,431)	—	—
Settlements	—	(18,196)	(18,196)	—	—	—	—	—
Foreign currency translation effect	—	14,353	14,353	—	(21,123)	(21,123)	—	—
Fair value of plans’ assets at December 31	$1,047,214	$379,342	$1,426,556	$912,129	$349,001	$1,261,130	$—	$—
Funded status	$(59,663)	$(67,344)	$(127,007)	$(92,622)	$(55,628)	$(148,250)	$(241,550)	$(251,798)
Amounts recognized in the balance sheets:
Accrued liabilities	$(300)	$—	$(300)	$(300)	$—	$(300)	$(14,334)	$(15,344)
Postretirement benefits other than pensions			—		—	—	$(227,216)	$(236,454)
Pension benefits	$(59,363)	$(67,344)	$(126,707)	$(92,322)	$(55,628)	$(147,950)	—	—

Included in Accumulated other comprehensive loss at December 31, 2019 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $5,780 ($4,338 net of tax) and unrecognized actuarial losses of $413,676 ($384,507 net of tax).
Included in Accumulated other comprehensive loss at December 31, 2018 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of ($497) (($373) net of tax) and unrecognized actuarial losses of $438,176 ($401,979 net of tax).
The prior service cost and actuarial loss included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2020 are $620 and $33,169, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $1,552,037 and $1,406,263 at December 31, 2019 and 2018, respectively.
In 2019, lump-sum distributions out of the U.K. pension plan of $18,196 were made from plan assets. The vested benefit obligation associated with these former employees was approximately four percent of the U.K. plan's benefit obligation. Due to the size of the lump-sum distributions, in accordance with U.S. GAAP, the Company was required to recognize a non-cash settlement charge of $4,262 for all 2019 settlements out of the U.K. plan.
Additionally, in 2019, an amendment to a domestic pension plan resulted in a retroactive increase in benefit levels for plan participants and has been accounted for as a prior service cost deferred in Other comprehensive loss, to be amortized as a component of net periodic benefit cost in future periods. The domestic pension plan projected benefit obligation increased $3,069 as a result of the amendment.
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
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
All plans
Discount rate	2.78%	3.70%	3.12%	4.05%
Domestic plans
Discount rate	3.09%	4.05%	3.12%	4.05%
Foreign plans
Discount rate	1.99%	2.80%	—	—

At December 31, 2019, the weighted average assumed annual rate of increase in the cost of medical benefits was 6.75 percent trending linearly to 4.50 percent per annum in 2029.

The following tables disclose the amount of net periodic benefit costs for the twelve months ended December 31, 2019 and 2018, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Twelve Months Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$8,906	$10,363	$9,860
Interest cost	39,499	36,840	39,251
Expected return on plan assets	(48,034)	(54,035)	(54,058)
Amortization of actuarial loss	32,432	32,939	37,122
Amortization of prior service cost	$703	—	—
Net periodic benefit cost	$33,506	$26,107	$32,175

	Pension Benefits - International
	Twelve Months Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Interest cost	$11,061	$11,161	$11,525
Expected return on plan assets	(11,554)	(12,073)	(11,262)
Amortization of actuarial loss	3,411	4,264	5,448
Amortization of prior service cost	309	—	—
Effect of settlements	4,262	—	—
Net periodic benefit cost	$7,489	$3,352	$5,711

	Other Post Retirement Benefits
	Twelve Months Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$1,573	$1,948	$2,003
Interest cost	9,887	9,251	10,063
Amortization of prior service credit	(409)	(541)	(566)
Net periodic benefit cost	$11,051	$10,658	11,500

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
All plans
Discount rate	3.70%	3.20%	3.54%	4.05%	3.50%	3.95%
Expected return on plan assets	5.00%	5.34%	5.57%	—%	—%	—%
Domestic plans
Discount rate	4.05%	3.50%	3.90%	4.05%	3.50%	3.95%
Expected return on plan assets	5.66%	6.25%	6.50%	—%	—%	—%
Foreign plans
Discount rate	2.80%	2.50%	2.50%	—%	—%	—%
Expected return on plan assets	3.34%	3.19%	3.29%	—%	—%	—%

The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2019 and 2018. The Spectrum Plan is excluded from the December 31, 2019 amounts as the plan assets exceeded the projected benefit obligation and accumulated benefit obligation at that date.

	December 31,
	2019	2018 (a)
Projected benefit obligation	$1,052,824	$1,409,380
Accumulated benefit obligation	1,051,298	1,406,263
Fair value of plan assets	909,890	1,261,130
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Spectrum Plan, which had plan assets in excess of projected benefit obligations and accumulated benefit obligations at December 31, 2019:

	December 31,
	2019	2018 (a)
Projected benefit obligation	$500,739	$—
Accumulated benefit obligation	$500,739	$—
Fair value of plan assets	$516,666	$—
(a) - In 2018 all plans had projected and accumulated benefit obligations in excess of plan assets.
Assumed health care cost trend rates for other postretirement benefits have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Percentage Point
	Increase	Decrease
Increase (decrease) in total service and interest cost components	$16	$(17)
Increase (decrease) in the other postretirement benefit obligation	514	(548)

The table below presents the weighted average asset allocations for the domestic and U.K. pension plans’ assets at December 31, 2019 and December 31, 2018 by asset category.

	U.S. Plans		U.K. Plan
Asset Category	2019	2018	2019	2018
Fixed Income Collective Trust Funds and Securities	65%	68%	68%	70%
Equity Collective Trust Funds and Securities	30	26	19	17
Other Investment Collective Trust Funds and Securities	3	3	12	12
Cash	2	3	1	1
Total	100%	100%	100%	100%

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
The fair market value of U.S. plan assets was $1,047,214 and $912,129 at December 31, 2019 and 2018, respectively. The fair market value of the U.K. plan assets was $377,536 and $347,108 at December 31, 2019 and 2018, respectively. The fair market value of the German pension plan assets was $1,806 and $1,893 at December 31, 2019 and 2018, respectively.

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 9 - Fair Value Measurements.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	NAV(1)
December 31, 2019
United States plans
Cash and cash equivalents	$23,867	$23,867	$—	$—	$—
Collective Trust Funds - Equity	309,794	—	—	—	309,794
Collective Trust Funds - Fixed income	682,279	—	22,410	—	659,869
Collective Trust Funds - Real Estate	31,274	$—	$—	$—	$31,274
	$1,047,214	$23,867	$22,410	$—	$1,000,937
United Kingdom plan
Cash and cash equivalents	$1,802	$1,802	$—	$—	$—
Equity securities	72,503	72,503	—	—	—
Fixed income securities	259,192	259,192	—	—	—
Other investments	44,039	—	13,859	30,180	—
	$377,536	$333,497	$13,859	$30,180	$—
December 31, 2018
United States plans
Cash & Cash Equivalents	$23,896	$23,896	$—	$—	$—
Collective Trust Funds - Equity	238,795	—	—	—	238,795
Collective Trust Funds - Fixed Income	622,576	—	10,514	—	612,062
Collective Trust Funds - Real Estate	26,862	—	—	—	26,862
	$912,129	$23,896	$10,514	$—	$877,719
United Kingdom plan
Cash & Cash Equivalents	$1,644	$1,644	$—	$—	$—
Equity securities	58,848	58,848	—	—	—
Fixed income securities	244,262	244,262	—	—	—
Other investments	42,354	—	13,416	28,938	—
	$347,108	$304,754	$13,416	$28,938	$—
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
•Equity Funds – Collective trust funds classified as Equity primarily invest in U.S. and non-U.S. securities in both small and large capitalization markets.
•Fixed Income Funds – Collective trust funds classified as Fixed Income primarily invest in debt securities, U.S. treasury securities, and fixed income securities.

•Real Estate Funds - Collective trust funds classified as Real Estate Funds are invested in global real estate securities.
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
The following table details the activity in these investments for the years ended December 31, 2017, 2018 and 2019:

U.K. Plan Level 3 Assets
Balance at December 31, 2016	$33,796
Transfer into level 3	—
Disbursements	—
Change in fair value	969
Foreign currency translation effect	3,305
Balance at December 31, 2017	38,070
Transfer into level 3	—
Disbursements	—
Change in fair value	(7,294)
Foreign currency translation effect	(1,838)
Balance at December 31, 2018	28,938
Transfer into level 3	—
Disbursements	—
Change in fair value	97
Foreign currency translation effect	1,145
Balance at December 31, 2019	$30,180

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
During 2019, the Company contributed $48,899 to its domestic and foreign pension plans, and during 2020, the Company expects to contribute between $45,000 and $55,000 to its domestic and foreign pension plans.
The Company estimates its benefit payments for its domestic and foreign pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits
2020	$86,944	$14,334
2021	86,886	14,557
2022	88,845	14,697
2023	88,431	14,748
2024	89,937	14,852
2025 through 2029	448,531	72,251

Note 11.	Lease Commitments
The Company leases certain warehouses, distribution centers, office space, material handling equipment, office equipment, cars and information technology hardware. The Company determines if an arrangement is a lease or contains an embedded lease at contract inception.

Upon implementing the new lease accounting standard in 2019, the Company elected the package of practical expedients, which permits a lessee to not reassess under the new standard its prior conclusions regarding lease identification, lease classification and initial direct costs.

Lease liabilities and their corresponding right-of-use assets, for leases with terms of 12 months or greater, are recorded based on the present value of lease payments over the expected lease term. The Company has elected not to present short term leases on the consolidated balance sheet, in accordance with the standard.

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

For finance leases, the right-of-use asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term. In cases where the lease term exceeds the useful life, the right-of-use asset is amortized over the useful life of the underlying asset. Amortization of the right-of-use asset is recognized and presented separately from interest expense on the lease liability.

Variable lease expense includes payments based on performance or usage, as well as changes to index and rate-based lease payments.

Right-of-use assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, "Property, Plant, and Equipment - Overall", to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize. No impairment losses have been recognized to date.

The following table presents the location and amount of lease assets and liabilities in the Consolidated Balance Sheets:

Assets	Location	December 31, 2019
Operating lease assets, net	Operating lease right-of-use assets, net	$80,752
Finance lease assets	Property, plant and equipment	4,577
Total leased assets		$85,329
Liabilities	Location
Current:
Operating	Accrued liabilities	$27,663
Finance	Current portion of long-term debt and finance leases	265
Noncurrent:
Operating	Noncurrent operating leases	55,371
Finance	Long-term debt and finance leases	935
Total lease liabilities		$84,234

The following table presents the location and amount of lease expense in the Consolidated Income Statement:

Lease cost	Location	Twelve Months Ended December 31, 2019
Operating lease cost (a)	Cost of sales	$36,321
Operating lease cost	Selling general & administrative expenses	5,632
Total operating lease cost		41,953

Amortization of finance lease assets	Cost of sales	$352
Interest on finance lease liabilities	Interest expense	32
Total finance lease cost		384
Net lease cost		$42,337
(a) - Includes short-term lease costs of $7,328 and variable lease costs of $3,480 for the year ended December 31, 2019.
The following table presents the future maturities of the Company's lease obligations:

	December 31, 2019
	Operating Leases	Finance Leases	Total
2020	$31,397	$322	$31,719
2021	18,020	323	18,343
2022	13,691	311	14,002
2023	9,693	275	9,968
2024	6,236	127	6,363
After 2024	17,793	—	17,793
Total lease payments	96,830	1,358	98,188
Less: Interest	(13,796)	(158)	(13,954)
Present value of lease liabilities	$83,034	$1,200	$84,234

The following table presents the weighted-average lease term and discount rates of the Company's lease obligations:

Weighted-average remaining lease term (years)	December 31, 2019
Operating leases	4.90
Finance Leases	4.26
Weighted-average discount rate
Operating leases	5.76%
Finance Leases	5.79%

The following table presents the cash flow amounts related to lease liabilities included in the Company's Consolidated Statement of Cash Flows

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$33,774
Operating cash outflows from finance leases	332
Financing cash outflows from finance leases	(605)
Leased assets obtained in exchange for new finance lease liabilities	43
Leased assets obtained in exchange for new operating lease liabilities	342

Note 12. Other Long-Term Liabilities
Other long-term liabilities at December 31 were as follows:

	2019	2018
Product liability	$91,853	$81,574
Long-term income taxes payable	20,434	20,145
Stock-based liabilities	14,778	14,451
Other	22,000	19,560
Other long-term liabilities	$149,065	$135,730

Note 13.	Share Repurchase Program

Share repurchase programs require the approval of the Company's Board of Directors. The following table summarizes the Company’s Board authorized share repurchase programs and related information for the twelve months ended December 31, 2019:

Program(1)	Date Authorized by Board of Directors	Expiration Date(2)	Amount Authorized (excluding commissions)	Amount Spent as of December 31, 2019 (excluding commissions)	Status
2017 Repurchase Program	February 16, 2017	December 31, 2021	$300,000	$106,877	Active

(1)
The repurchase programs listed do not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases under the program listed above have been made using cash resources.

(2)	On December 3, 2019, the expiration of the 2017 Repurchase Program, scheduled for December 31, 2019, was extended to December 31, 2021. No other changes were made to the program.

The following table summarizes the Company’s open market and 10b5-1 plan share repurchase activity and related information during the twelve months ended December 31, 2019 and December 31, 2018:

	Number of Shares	Average Repurchase Price Per Share	Amount (including commissions)
2019 share repurchase activity:
2017 Repurchase Program	—	—	$—
Total share repurchases	—		—
2018 share repurchase activity:
2017 Repurchase Program	1,018,089	29.65	$30,183
Total share repurchases	1,018,089		30,183

Since the share repurchases began in August 2014 through December 31, 2019, the Company has repurchased 15,768,845 shares of the Company’s common stock at an average cost of $34.11 per share.
Reserved Shares
There were 2,138,910 common shares reserved for grants under compensation plans at December 31, 2019. The Company eliminated the option for plan participants in the Company’s defined contribution plans to purchase additional shares of the Company’s common stock in March 2014. Effective May 2019, common stock held in the Company's defined contribution plans can no longer receive quarterly dividends in the form of the Company's common stock. As a result of this change, common shares previously reserved for the Company's defined contribution plans have been released.

Note 14.	Stock-Based Compensation
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
The following table discloses the amount of stock-based compensation expense:

	Stock-Based Compensation
	2019	2018	2017
Stock options	$—	$—	$14
Restricted stock units	2,836	3,196	3,302
Performance stock units	1,526	672	693
Total stock-based compensation	$4,362	$3,868	$4,009

Stock Options
The 2010 and 2014 Incentive Compensation Plans provide for granting options to key employees to purchase common shares at prices not less than market at the date of grant. Options under these plans may have terms of up to ten years becoming exercisable in whole or in consecutive installments, cumulative or otherwise. The plans allow the granting of nonqualified stock options which are not intended to qualify for the tax treatment applicable to incentive stock options under provisions of the Internal Revenue Code.
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

Summarized information for the plans follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2018	268,802	$22.27
Granted	—	—
Exercised	(24,774)	12.50
Expired	—	—
Canceled	(5,280)	21.72
Outstanding at December 31, 2019	238,748	23.30	$2,157
Exercisable at December 31, 2019	238,748	23.30	2,157

	Year ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of options granted (per share)	$—	$—	$—
Aggregate intrinsic value of options exercised (thousands)	425	298	4,194
Weighted average grant-date fair value of shares vested (thousands)	—	—	1,400

The weighted average remaining contractual life of options outstanding at December 31, 2019 is 3.1 years. All outstanding stock options are exercisable.
Segregated disclosure of options outstanding at December 31, 2019 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63
Options outstanding	22,965	215,783
Weighted average exercise price	$15.63	$24.11
Remaining contractual life	2.1	3.2
Options exercisable	22,965	215,783
Weighted average exercise price	$15.63	$24.11

At December 31, 2019, the Company had fully amortized all expense related to its stock option awards.
Restricted Stock Units
Under the 2001 and 2014 Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the Long-Term Incentive Plan. The restricted stock units granted in 2017, 2018 and 2019 have vesting periods of three to four years. Compensation expense related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months after the grant date to vest in the restricted stock units, even if retirement eligible.

The following table provides details of the nonvested restricted stock units for 2019:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)	Aggregate Intrinsic Value (thousands)
Nonvested at December 31, 2018	240,991	$35.69
Granted	120,001	32.52
Vested	(91,237)	36.56
Canceled	(42,667)	36.90
Accrued dividend equivalents	3,874	34.07
Nonvested at December 31, 2019	230,962	$33.49
Vested but not released	1,483	$18.04
Outstanding at December 31, 2019	232,445	$33.39	$7,761

Weighted-average remaining contractual term of shares outstanding (months)	21

	Year ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of restricted shares granted (per share)	$32.52	$34.53	$38.33
Weighted average grant-date fair value of shares vested (thousands)	$3,336	$3,000	$5,627

The number of vested restricted stock units at December 31, 2019 and 2018 was 1,483 and 1,460, respectively. At December 31, 2019, the Company has $2,458 of unvested compensation cost related to restricted stock units and this cost will be recognized as expense over a weighted average period of 25 months.
Performance Stock Units
Compensation related to the performance stock units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire, and in accordance with the achievement of the underlying performance condition.

The following table provides details of the nonvested performance stock units earned under the Company’s Long-Term Incentive Plan:

	Number of Performance Units	Weighted Average Grant- Date Fair Value (per share)	Aggregate Intrinsic Value (thousands)
Nonvested at December 31, 2018	32,071	$27.79
Earned	69,938	33.27
Vested	(30,705)	34.93
Canceled	(12,472)	34.35
Accrued dividend equivalents	503	36.13
Nonvested at December 31, 2019	59,335	$33.79
Vested but not released	22,529	$34.31
Outstanding at December 31, 2019	81,864	$33.93	$2,778

Weighted-average remaining contractual term of performance stock units outstanding (months)	12

	Year ended December 31,
	2019	2018	2017
Weighted average grant-date fair value of performance stock units granted (per share)	$33.27	$36.08	$38.23
Weighted average grant-date fair value of performance stock units vested (thousands)	$1,073	$1,821	$4,213

At December 31, 2019, the Company had $763 of unvested compensation cost related to performance stock units and this cost will be recognized as expense over a weighted average period of 19 months.
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
At December 31, 2019, the company had 2,138,910 shares available for future issuance under equity compensation plans.
At both December 31, 2019 and 2018, excess tax benefits were not material, while in 2017, $1,877 of excess tax benefits were recognized as a discrete item in the provision for income taxes and included as an operating activity in the Consolidated Statement of Cash Flows as a result of the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

Note 15.	Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following tables provide a quarterly reconciliation of each component of accumulated other comprehensive (loss) income in the accompanying Consolidated Statements of Equity for the year to date as of December 31, 2019 and 2018:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	3,947	(2,612)	(12,877)	(11,542)
Foreign currency translation effect	—	—	(2,668)	(2,668)
Income tax effect	—	804	—	804
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(1,141)	—	(1,141)
Amortization of prior service cost	—	—	603	603
Amortization of actuarial losses	—	—	35,843	35,843
Pension settlement charge	—	—	4,262	4,262
Prior service effect of plan amendment	—	—	(3,069)	(3,069)
Income tax effect	—	250	(9,333)	(9,083)
Other comprehensive income (loss)	3,947	(2,699)	12,761	14,009
Ending Balance, December 31, 2019	$(58,186)	$(549)	$(388,845)	$(447,580)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2017	$(39,940)	$349	$(438,887)	$(478,478)
Other comprehensive (loss) income before reclassifications	(22,193)	5,040	12,913	(4,240)
Foreign currency translation effect	—	—	(264)	(264)
Income tax effect	—	(1,213)	(242)	(1,455)
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(2,412)	—	(2,412)
Amortization of prior service credit	—	—	(541)	(541)
Amortization of actuarial losses	—	—	37,203	37,203
Prior service effect of plan amendment	—	—	(3,704)	(3,704)
Income tax effect	—	386	(8,084)	(7,698)
Other comprehensive (loss) income	(22,193)	1,801	37,281	16,889
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)

Note 16.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Twelve Months Ended December 31,
	2019	2018	2017
Net income attributable to noncontrolling shareholders’ interests	$1,913	$3,977	$1,345
Other comprehensive income (loss):
Currency translation adjustments	795	(2,237)	3,375
Comprehensive income attributable to noncontrolling shareholders’ interests	$2,708	$1,740	$4,720

Note 17.	Contingent Liabilities
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
Pursuant to ASC 450 "Contingencies," the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. The Company uses a range of losses because an average cost would not be meaningful since the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no “average” that is meaningful. No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history is maintained. The Company periodically reviews such estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of potential loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's quarterly reviews, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual to $117,219 at December 31, 2019 from $112,124 at December 31, 2018.
For the year ended December 31, 2019, the addition of another twelve months of self-insured incidents accounted for an increase of $37,279 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $8,272 for the twelve months ended December 31, 2019. The Company paid $24,020 during 2019 to resolve cases and claims.
The Company’s product liability reserve balance at December 31, 2019 totaled $117,219 (the current portion of $25,366 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2018 totaled $112,124 (current portion of $30,550).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income. For the twelve months ended December 31, 2019 and 2018, respectively, product liability expense was as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
Product liability expense	$40,309	$17,692	$25,970

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
Employment Contracts and Agreements
No executives have employment agreements as of December 31, 2019. The Executive Officers and certain other employees are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.
At December 31, 2019, approximately 38 percent of the Company’s workforce was represented by collective bargaining units.

Note 18.	Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a joint venture manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining 42 percent noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and through off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020.
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

Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires in addition to the off-take agreement. The new joint venture is expected to begin commercially producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

The following table details segment financial information:

	Twelve Months Ended December 31,
	2019	2018	2017
Net sales:
Americas Tire
External customers	$2,315,497	$2,330,457	$2,376,808
Intercompany	38,229	32,189	39,970
	2,353,726	2,362,646	2,416,778
International Tire
External customers	437,143	477,621	477,848
Intercompany	96,860	163,355	141,021
	534,003	640,976	618,869
Eliminations	(135,090)	(195,560)	(180,991)
Consolidated net sales	2,752,639	2,808,062	2,854,656
Operating profit (loss):
Americas Tire	237,753	229,500	355,059
International Tire	(13,390)	(14,044)	15,168
Unallocated corporate charges	(49,968)	(51,564)	(59,153)
Eliminations	60	1,353	(1,827)
Consolidated operating profit	174,455	165,245	309,247

Interest expense	(31,189)	(32,181)	(32,048)
Interest income	9,458	10,216	7,362
Other pension and postretirement benefit expense	(41,567)	(27,806)	(37,523)
Other non-operating expense	(1,485)	(1,416)	(3,113)
Income before income taxes	$109,672	$114,058	243,925
Depreciation and amortization expense:
Americas Tire	44,551	57,265	91,324
International Tire	31,654	34,564	33,303
Corporate	71,849	55,332	15,601
Consolidated depreciation and amortization expense	148,054	147,161	140,228
Segment assets:
Americas Tire	1,543,779	1,513,534	1,552,855
International Tire	739,076	662,226	700,690
Corporate and other	519,483	458,445	454,380
Consolidated assets	2,802,338	2,634,205	2,707,925
Expenditures for long-lived assets:
Americas Tire	111,819	112,444	109,175
International Tire	62,334	71,667	89,008
Corporate	28,569	9,188	(997)
Consolidated expenditures for long-lived assets	202,722	193,299	197,186

Geographic information for long-lived assets follows:

	As of December 31,
	2019	2018	2017
Net sales
United States	$2,175,599	$2,196,424	$2,240,882
Rest of world	577,040	611,638	613,774
Consolidated net sales	2,752,639	2,808,062	2,854,656
Long-lived assets (a)
United States	683,769	595,768	568,215
PRC	239,889	232,339	218,044
Rest of world	204,336	173,814	180,488
Consolidated long-lived assets	1,127,994	1,001,921	966,747
(a) - Beginning in 2019, the company includes Right of Use Assets in the Long-lived assets for each segment.
The following customers of the Americas Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2019, 2018 or 2017. Net sales and percentage of consolidated Company sales for these customers in 2019, 2018 and 2017 were as follows:

	2019		2018		2017
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
American Tire Distributors, Inc.	$311,559	11%	$310,070	11%	$252,395	9%
TBC/Treadways	$214,138	8%	$231,896	8%	$304,840	11%

Note 19.	Subsequent Events
On January 24, 2020, the Company acquired the remaining 41.57 percent noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. In this transaction, the Company acquired the remaining outstanding voting common stock of COOCSA for a total cash price of $54,500. In addition, subsequent to the acquisition, payments of $15,984 were made to members of the joint venture workforce in connection with services rendered.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product liability
Description of the matter
As described in Notes 1 and 17, the Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. The Company accrues costs for product liability at the time a loss is probable and the amount of loss can be estimated. Each product liability claim is evaluated based on its specific facts and circumstances, and a judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. An accrual for unasserted claims or for premature claims is based, in part, on management’s expectations for future litigation activity and the settled claims history. The Company periodically reviews such estimates, and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. At December 31, 2019, the Company’s product liability reserve balance totaled $117 million.

Auditing management’s estimate of loss contingencies arising from product liability claims was complex and included evaluating the likelihood and amount of loss for asserted and unasserted claims, which are subjective and require significant judgment.

How we addressed the matter in our audit
We evaluated the design and tested the operating effectiveness of internal controls over the Company’s identification and evaluation of product liability claims, including the reserve on unasserted claims, including management’s review of the estimation model used to establish the best estimate of the required reserve, and the data inputs used in the estimation model.

Our audit procedures to test the adequacy and completeness of management’s assessment of the probability of loss included, among others, reviews of legal correspondence related to claims identified by management, reviews of confirmation letters obtained from internal and external legal counsel, inquiries of internal and external legal counsel to discuss asserted and known unasserted claims, and review of written representations obtained from the Company. In order to test the measurement of the product liability litigation reserve, we evaluated the Company’s estimation model used to establish the reserve for claims, asserted and unasserted, and tested the accuracy and completeness of the data used in management’s estimation model. In addition, we performed sensitivity analyses over management’s estimated range of losses in order to evaluate the magnitude of potential impact on the liability resulting from changes in assumptions. Lastly, we assessed the competency of management’s estimation model by performing hindsight analyses to assess the adequacy of prior estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1942.

Toledo, Ohio
February 24, 2020

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$619,163	$679,130	$704,134	$750,212
Gross profit	88,259	99,141	114,366	131,524
Net income attributable to Cooper Tire & Rubber Company	6,979	8,821	29,344	51,259
Earnings per share:
Basic	0.14	0.18	0.58	1.02
Diluted	0.14	0.18	0.58	1.02
Net sales:
Americas Tire	$514,936	$582,307	$601,957	$654,526
International Tire	143,785	138,514	132,270	119,434
Eliminations	(39,558)	(41,691)	(30,093)	(23,748)
Consolidated net sales	$619,163	$679,130	$704,134	$750,212
Operating profit (loss):
Americas Tire	$38,789	$46,814	$67,941	$84,209
International Tire	(1,339)	(1,296)	(4,831)	(5,924)
Unallocated corporate charges	(10,453)	(13,278)	(11,051)	(15,186)
Eliminations	(566)	(569)	710	484
Consolidated operating profit	26,431	31,671	52,769	63,583
Interest expense	(8,314)	(7,810)	(7,476)	(7,590)
Interest income	3,380	1,999	1,507	2,571
Other pension and postretirement benefit expense	(9,362)	(9,288)	(9,562)	(13,355)
Other non-operating income (expense)	1,380	(1,463)	(509)	(892)
Income before income taxes	$13,515	$15,109	$36,729	$44,317
Net income	$7,178	$9,258	$29,008	$52,871
Net income attributable to Cooper Tire & Rubber Company	$6,979	$8,821	$29,344	$51,259
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

(a)	In the fourth quarter, the Company recorded an income tax benefit of $18,606 as a result of a business realignment strategy implemented in Europe.

(Unaudited)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$601,496	$698,408	$737,671	$770,487
Gross profit	84,485	94,223	139,947	124,638
Net income (loss) attributable to Cooper Tire & Rubber Company	8,285	15,008	53,713	(419)
Earnings per share:
Basic	0.16	0.30	1.07	(0.01)
Diluted	0.16	0.30	1.07	(0.01)
Net sales:
Americas Tire	$485,392	$584,412	$628,704	$664,138
International Tire	161,244	167,839	162,401	149,492
Eliminations	(45,140)	(53,843)	(53,434)	(43,143)
Consolidated net sales	$601,496	$698,408	$737,671	$770,487
Operating profit (loss):
Americas Tire	$31,236	$40,480	$87,353	$70,432
International Tire	7,434	5,652	5,994	(33,124)
Unallocated corporate charges (b)	(11,966)	(13,705)	(12,518)	(13,376)
Eliminations	(250)	336	372	894
Consolidated operating profit	26,454	32,763	81,201	24,826
Interest expense	(7,691)	(8,417)	(7,930)	(8,142)
Interest income	2,315	1,988	2,399	3,514
Other pension and postretirement benefit expense (b)	(6,986)	(6,967)	(6,932)	(6,921)
Other non-operating (loss) income	(1,658)	(1,391)	2,922	(1,288)
Income before income taxes	$12,434	$17,976	$71,660	$11,989
Net income	$8,983	$15,709	$55,433	$439
Net income (loss) attributable to Cooper Tire & Rubber Company	$8,285	$15,008	$53,713	$(419)
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

(a)	In the fourth quarter, the Company recorded a non-cash goodwill impairment charge of $33,827. Refer to Note 5 - Goodwill and Intangibles for further details.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands)		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Equity	Acquisition of Business	Deductions		Balance at End of Year
Year Ended December 31, 2017
Allowance for doubtful accounts	$7,290	$1,799	$—	$—	$1,519	(a)	$7,570
Tax valuation allowance	$20,228	$20,536	$(2,828)	$(1,057)	$6,777	(b)	$30,102
Year Ended December 31, 2018
Allowance for doubtful accounts	$7,570	$2,019	$—	$—	$3,753	(a)	$5,836
Tax valuation allowance	$30,102	$456	$—	$—	$7,938	(b)	$22,620
Year Ended December 31, 2019
Allowance for doubtful accounts	$5,836	$3,401	$—	$—	$1,128	(a)	$8,109
Tax valuation allowance	$22,620	$13,178	$(6,337)	$—	$2,191	(b)	$27,270

(a)	Accounts written off during the year, net of recoveries of accounts previously written off.

(b)	Net increase in tax valuation allowance is primarily the result of a net increase in unbenefitted losses.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934 (“Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosures.
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2019 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013 framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2019. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and that the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2019.
(c) Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company
Opinion on Internal Control over Financial Reporting

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper Tire & Rubber Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Toledo, Ohio
February 24, 2020
(d) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial experts,” will appear in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be herein incorporated by reference.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will appear in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be herein incorporated by reference.
CODE OF ETHICS
Information regarding the Company’s code of conduct is available on the Company’s website at http://www.coopertire.com. To access this information, first click on “Investors”, then click on “Governance” and then click on "Governance Documents" on the Company’s website. Then, select the “Code of Business Ethics and Conduct” link listed in the middle of the web page under Governance.

Item 11.	EXECUTIVE COMPENSATION
Information regarding executive and director compensation will appear in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2019 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	238,748	$23.30	2,138,910
Equity compensation plans not approved by stockholders	—	—	—
Total	238,748	$23.30	2,138,910
Additional information on equity compensation plans is contained in Note 14 - Stock-Based Compensation to the consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons that would require disclosure during 2019.
Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be herein incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding the fees and services of the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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
Date: February 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley E. Hughes	President, Chief Executive Officer and Director	February 24, 2020
BRADLEY E. HUGHES	(Principal Executive Officer)

/s/ Christopher J. Eperjesy	Senior Vice President and Chief Financial Officer	February 24, 2020
CHRISTOPHER J. EPERJESY	(Principal Financial Officer)

/s/ Mark A. Young	Chief Accounting Officer	February 24, 2020
MARK A. YOUNG	(Principal Accounting Officer)

THOMAS P. CAPO*	Non-Executive Chairman of the Board	February 24, 2020

STEVEN M. CHAPMAN*	Director	February 24, 2020

SUSAN F. DAVIS*	Director	February 24, 2020

KATHRYN P. DICKSON*	Director	February 24, 2020

JOHN J. HOLLAND*	Director	February 24, 2020

TRACEY I. JOUBERT*	Director	February 24, 2020

GARY S. MICHEL*	Director	February 24, 2020

BRIAN C. WALKER*	Director	February 24, 2020

ROBERT D. WELDING*	Director	February 24, 2020

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
Amendment No. 3 to Credit Agreement, dated as of June 27, 2019, by and among Cooper Tire & Rubber Company, the lenders party thereto, and JPMorgan Chase Bank, N.A. is incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated June 28, 2019

(v)
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

	(xxxvii)	Form of Participation Agreement for Performance Stock Unit and Cash Unit Awards Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
	(xxxviii)	Form of Participation Agreement for Restricted Unit Awards Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
	(xxxix)	Form of Participation Agreement for Nonqualified Stock Options Awards Performance Under the 2014 Incentive Compensation Plan, revised January 27, 2016*
(xl)
Equity Joint Venture Contract for Cooper (Qingdao) Tire Co. Ltd., dated as of January 4, 2016, by and between Qingdao Yiyuan Investment Co., Ltd. and Cooper Tire (China) Investment Co., Ltd. and Cooper Tire Holding Company is incorporated herein by reference from Exhibit (10.1) of the Company's Form 10-Q for the quarter ended March 31, 2016

	(xli)	Joint Venture Contract for ACT Company Limited, dated as of December 12, 2018, by and between Sailun (Vietnam) Co., Ltd. and Cooper Tire & Rubber Company Vietnam Holding, LLC
	(xlii)	Offer Letter executed by Christopher J. Eperjesy on November 15, 2018*
(21)		Subsidiaries of the Registrant
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Power of Attorney
(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts or compensatory plans or arrangements.