Form 10-Q
period 2020-03-31
COOPER TIRE & RUBBER CO
filed 2020-05-07
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of May 6, 2020 was 50,282,390.

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$531,694	$619,163
Cost of products sold	475,781	530,904
Gross profit	55,913	88,259
Selling, general and administrative expense	51,211	56,855
Restructuring expense	10,930	4,973
Operating (loss) profit	(6,228)	26,431
Interest expense	(5,007)	(8,314)
Interest income	1,696	3,380
Other pension and postretirement benefit expense	(4,210)	(9,362)
Other non-operating income	1,773	1,380
(Loss) Income before income taxes	(11,976)	13,515
Income tax (benefit) provision	(659)	6,337
Net (loss) income	(11,317)	7,178
Net income attributable to noncontrolling shareholders' interests	274	199
Net (loss) income attributable to Cooper Tire & Rubber Company	$(11,591)	$6,979

(Loss) Earnings per share:
Basic	$(0.23)	$0.14
Diluted	(0.23)	0.14

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(11,317)	$7,178
Other comprehensive (loss) income:
Cumulative currency translation adjustments	(37,794)	9,307
Currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	(11,748)	—
Financial instruments:
Change in the fair value of derivatives	(4,111)	(1,121)
Income tax benefit on derivative instruments	1,037	333
Financial instruments, net of tax	(3,074)	(788)
Postretirement benefit plans:
Amortization of actuarial loss	8,149	9,233
Amortization of prior service cost (credit)	236	(102)
Actuarial loss	(31,490)	—
Income tax provision on postretirement benefit plans	6,039	(2,041)
Foreign currency translation effect	4,708	(1,460)
Postretirement benefit plans, net of tax	(12,358)	5,630
Other comprehensive (loss) income	(64,974)	14,149
Comprehensive (loss) income	(76,291)	21,327
Less: Comprehensive (loss) income attributable to noncontrolling shareholders' interests	(270)	1,178
Comprehensive (loss) income attributable to Cooper Tire & Rubber Company	$(76,021)	$20,149
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)
	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$433,362	$391,332
Notes receivable	13,676	535
Accounts receivable, less allowances of $10,449 at 2020 and $8,109 at 2019	509,280	544,257
Inventories:
Finished goods	356,544	326,839
Work in process	24,937	28,250
Raw materials and supplies	120,123	109,132
Total inventories	501,604	464,221
Other current assets	46,224	52,635
Total current assets	1,504,146	1,452,980
Property, plant and equipment:
Land and land improvements	51,183	53,516
Buildings	345,257	344,142
Machinery and equipment	2,014,913	2,042,578
Molds, cores and rings	262,913	262,444
Total property, plant and equipment	2,674,266	2,702,680
Less: Accumulated depreciation	1,652,114	1,655,438
Property, plant and equipment, net	1,022,152	1,047,242
Operating lease right-of-use assets, net of accumulated amortization of $32,293 at 2020 and $26,121 at 2019	86,878	80,752
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $128,403 at 2020 and $123,735 at 2019	108,181	111,356
Deferred income tax assets	33,162	29,336
Investment in joint venture	48,472	48,912
Other assets	10,875	12,909
Total assets	$2,832,717	$2,802,338
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)
	(Unaudited)
(Continued)	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$277,844	$12,296
Accounts payable	230,675	276,732
Accrued liabilities	208,767	302,477
Income taxes payable	2,485	2,304
Current portion of long-term debt and finance leases	15,477	10,265
Total current liabilities	735,248	604,074
Long-term debt and finance leases	301,920	309,148
Noncurrent operating leases	61,249	55,371
Postretirement benefits other than pensions	227,249	227,216
Pension benefits	146,095	126,707
Other long-term liabilities	165,102	149,065
Deferred income tax liabilities	114	3,024
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2020 and 2019	87,850	87,850
Capital in excess of par value	15,226	22,175
Retained earnings	2,508,052	2,524,963
Accumulated other comprehensive loss	(512,010)	(447,580)
Parent stockholders' equity before treasury stock	2,099,118	2,187,408
Less: Common shares in treasury at cost (37,567,907 at 2020 and 37,647,058 at 2019)	(921,406)	(922,783)
Total parent stockholders' equity	1,177,712	1,264,625
Noncontrolling shareholders' interests in consolidated subsidiaries	18,028	63,108
Total equity	1,195,740	1,327,733
Total liabilities and equity	$2,832,717	$2,802,338
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net (loss) income	$(11,317)	$7,178
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	37,807	37,298
Stock-based compensation	390	869
Change in LIFO inventory reserve	(8,563)	(168)
Amortization of unrecognized postretirement benefits	8,385	9,131
Changes in operating assets and liabilities:
Accounts and notes receivable	11,772	2,278
Inventories	(41,123)	(81,354)
Other current assets	(7,848)	(2,170)
Accounts payable	(20,422)	2,740
Accrued liabilities	(91,414)	(63,228)
Other items	7,964	(8,986)
Net cash used in operating activities	(114,369)	(96,412)
Investing activities:
Additions to property, plant and equipment and capitalized software	(54,827)	(59,867)
Proceeds from the sale of assets	65	38
Net cash used in investing activities	(54,762)	(59,829)
Financing activities:
Issuances of short-term debt	273,587	6,608
Repayment of short-term debt	(4,308)	—
Repayment of long-term debt and finance lease obligations	(2,594)	(797)
Acquisition of noncontrolling shareholder interest	(62,272)	—
Payments of employee taxes withheld from share-based awards	(910)	(1,158)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(5,277)	(5,262)
Issuance of common shares related to stock-based compensation	177	—
Net cash provided by (used in) financing activities	198,403	(609)
Effects of exchange rate changes on cash	(875)	(1,058)
Net change in cash, cash equivalents and restricted cash	28,397	(157,908)
Cash, cash equivalents and restricted cash at beginning of period	413,125	378,246
Cash, cash equivalents and restricted cash at end of period	$441,522	$220,338

Cash and cash equivalents	$433,362	$212,331
Restricted cash included in Other current assets	6,669	6,410
Restricted cash included in Other assets	1,491	1,597
Total cash, cash equivalents and restricted cash	$441,522	$220,338
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
There is typically a year-round demand for the Company's products, however, passenger car and light truck ("light vehicle") replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50 percent owned are consolidated, investments in affiliates of 50 percent or less but greater than 20 percent are accounted for using the equity method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.
On April 5, 2019, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly owned subsidiary of the Company, and Sailun (Vietnam) Co., Ltd. ("Sailun Vietnam") established a joint venture in Vietnam, ACTR Company Limited ("ACTR"), which will produce and sell truck and bus radial ("TBR") tires. The Company’s investment in the joint venture represents a 35 percent ownership interest and is accounted for under the equity method. The Company invested $49,001 into the joint venture in 2019. The new joint venture is expected to begin commercially producing tires in 2020.
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each period. When applicable, diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)	Three Months Ended March 31,
	2020	2019
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$(11,591)	$6,979
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,236	50,100
Effect of dilutive securities - stock options and other stock units	—	278
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,236	50,378
(Loss) Earnings per share:
Basic	$(0.23)	$0.14
Diluted	(0.23)	0.14
Anti-dilutive shares excluded from computation of diluted loss per share	294	—

Anti-dilutive shares are excluded from the computation of earnings per share at March 31, 2020, as the inclusion of such items would decrease loss per share. All stock options and other stock units outstanding were included in the computation of diluted earnings per share at March 31, 2019.

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

•
Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the PRC into the U.S. were initiated on January 29, 2016. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of TBR tires from the PRC. However, on November 1, 2018, the Court of International ("CIT") remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from China. The ITC’s re-determination, along with comments from the parties regarding the re-determination, were filed with the CIT. The CIT affirmed the ITC re-determination on February 18, 2020. The rates are subject to review annually and a material change in the new rates could have a significant impact on the Company's results.

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

•
Duty Drawbacks - The enactment in December 2018 of the Modernized Drawback Final Rule under the Trade Enforcement and Trade Facilitation Act of 2015 expanded the Company's ability to recover Section 301 and Ad Valorem duties paid on goods imported into the US when such goods, or similar items, are subsequently exported.

Recent Accounting Pronouncements
Each change to U.S. GAAP is established by the Financial Accounting Standards Board (“FASB”) in the form of an accounting standards update (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.
Accounting Pronouncements – Recently adopted
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)," which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. Such modifications to disclosures center around Level 3 fair value measurements and investments in entities that calculate net asset value. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 and has been adopted by the Company effective January 1, 2020. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.
Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 and has been adopted prospectively by the Company effective January 1, 2020. Capitalization of implementation costs incurred in a service contract hosting arrangement affects Intangibles, net of accumulated amortization, Cost of products sold, and Selling, general, and administrative expense within the condensed consolidated financial statements. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.

Accounting for Income Taxes
On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," to, among other provisions, eliminate certain exceptions related to intra-period tax allocation and loss benefit limitations in interim periods, as well as certain rules pertaining to deferred taxes for equity method investees. This ASU also simplifies rules pertaining to franchise taxes and other taxes partially based on income, and changes the timing of when an entity recognizes effects of enacted tax law changes. This standard becomes effective in fiscal years beginning after December 15, 2020; however, the Company has chosen to early adopt in the period ended March 31, 2020. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.
Accounting Pronouncements – To be adopted
Defined Benefit Plans
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
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard and the impact it will have on the condensed consolidated financial statements.

Note 2.	COVID-19
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of its employees, responsibilities to our broader communities, and commitments to our customers and other key stakeholders.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse accounting impacts on the Company’s first quarter 2020 results of operations. Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Company cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on the business. The Company continues to take actions designed to mitigate the adverse effects of this rapidly changing market environment.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company's payment of employer payroll taxes after enactment otherwise due in 2020 will be delayed, with 50 percent due by December 31, 2021, and the remaining 50 percent by December 31, 2022. The Company continues to evaluate the potential applicability and related impact of the CARES Act. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2020.

Note 3.	Current Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 and was adopted effective January 1, 2020. Trade receivables (including the allowance for credit losses) is the only financial instrument in scope for ASU 2016-13 currently held by the Company.
In implementing the standard, the Company amended its policy to utilize an expected loss methodology based on credit risk in place of the incurred loss methodology based on aging. The Company's updated policy includes the regular review of its outstanding accounts receivable portfolio to assess risk and likelihood of credit loss. This review includes consideration of potential credit loss over the asset's contractual life, along with historical experience, current conditions and forecasts based on management's judgment. The Company also performs periodic credit evaluations of customers’ financial conditions in order to assess credit worthiness and maintain appropriate credit limits. Accounts receivable, net of the allowance for credit losses, are $509,280 and $544,257 as of March 31, 2020 and December 31, 2019, respectively. The Company recorded provisions for credit losses for receivables of $10,449 and $8,109 for the same periods. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.

Note 4.	Restructuring
Corporacion de Occidente SA de CV
On January 24, 2020, the Company acquired the remaining 41.57 percent noncontrolling ownership interest in Corporacion de Occidente SA de CV ("COOCSA"), making COOCSA a wholly-owned subsidiary in the Americas Segment. In this transaction, the Company acquired the remaining outstanding voting common stock of COOCSA for a total cash price of $54,500. In addition, subsequent to the acquisition, payments of $15,984 were made to members of the prior joint venture workforce in connection with services rendered.
In accordance with ASC 810, "Consolidation", the excess of the purchase price over the non-controlling shareholder interest was recorded as a decrease to Capital in excess of par value to reflect the additional ownership. Payments to members of the joint venture workforce in connection with services rendered included $7,772 paid to members that were also shareholders of the non-controlling interest. This amount was also treated as part of the overall purchase price under ASC 810.
In addition to the payments made to the joint venture workforce for services rendered, the Company also incurred $2,712 of other costs associated with the transaction. For the quarter ended March 31, 2020, the Company incurred restructuring expense of $10,930 comprised of:

Three Months Ended March 31, 2020
Joint venture workforce services rendered	$8,218
Professional and other costs	2,712
Total restructuring expense	$10,930

At March 31, 2020, the Company's accrued restructuring balance is $300, composed of accrued professional and other costs. The Company does not anticipate further restructuring costs related to this transaction in 2020.
Cooper Tire Europe
On January 17, 2019, Cooper Tire Europe, a wholly owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility, which is included in the International Segment. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center. Costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility were $4,973 for the quarter ended March 31, 2019 and $8,315 for the full year ended December 31, 2019. In connection with this business realignment, a one-time payment from the U.S. to Serbia was made during the fourth quarter of 2019 in order to allow the Serbian operations to improve their financial standing and serve as a reliable and fully operational contract manufacturer for the U.S.

Three Months Ended March 31, 2019
Melksham employee severance costs	$4,163
Asset write-downs & other costs	810
Total restructuring expense	$4,973

Note 5.	Revenue from Contracts with Customers
Accounting policy
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
Nature of goods and services
The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. See Note 15 - Business Segments for additional details on the Company's reportable segments.
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

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31, 2020
	Americas	International	Eliminations	Total
Light Vehicle (1)	$404,636	$71,082	$(10,714)	$465,004
Truck and bus radial	41,004	17,309	(17,034)	41,279
Other (2)	11,415	13,996	—	25,411
Net sales	$457,055	$102,387	$(27,748)	$531,694

	Three Months Ended March 31, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$454,014	$105,320	$(19,322)	$540,012
Truck and bus radial	50,086	23,696	(20,236)	53,546
Other (2)	10,836	14,769	—	25,605
Net sales	$514,936	$143,785	$(39,558)	$619,163

(1)	Light vehicle includes passenger car and light truck tires

(2)	Other includes motorcycle and racing tires, wheels, tire retread material, and other items
Contract balances
Contract liabilities relate to customer payments received in advance of shipment. As the Company does not generally have rights to consideration for work completed but not billed at the reporting date, the Company does not have any contract assets. Accounts receivable are not considered contract assets under the revenue standard as contract assets are conditioned upon the

Company's future satisfaction of a performance obligation. Accounts receivable, in contrast, are unconditional rights to consideration.
Significant changes in the contract liabilities balance during the three months ended March 31, 2020 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$1,080
Increases to deferred revenue for cash received in advance from customers	1,813
Decreases due to recognition of deferred revenue	(1,440)
Contract liabilities at March 31, 2020	$1,454

Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods is not material.
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

Note 6.	Inventories
Inventory costs are determined using the last-in, last-out ("LIFO") method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $411,466 and $365,585 at March 31, 2020 and December 31, 2019, respectively. These FIFO values have been reduced by approximately $79,053 and $87,616 at March 31, 2020 and December 31, 2019, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 7.	Income taxes
For the three month period ended March 31, 2020, the Company recorded income tax benefit of $659 (effective tax rate of negative 5.5 percent) compared to an income tax provision of $6,337 (effective tax rate of 46.9 percent) for the same period in 2019. The 2020 and 2019 three month period (benefit) provision for income tax is calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The Company is subject to the U.S. federal statutory rate of 21 percent. The effective tax rate for the three month period ended March 31, 2020 was influenced by $4,361 of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded. The effective tax rate for the three month period ended March 31, 2019 includes net discrete tax expense of $2,417 recorded during the quarter, which primarily consist of additional 2017 transition tax and unrecognized tax benefits as a result of final U.S. federal tax guidance issued during the quarter pertaining to the one-time mandatory deemed repatriation under the 2017 Tax Act.
The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at March 31, 2020 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset its net operating loss carryforward deferred tax asset by a valuation allowance of $1,378. In addition, the Company has recorded valuation allowances of $24,467 related to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $25,845. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable. If the evidence suggests that deferred tax assets for these operations will more likely than not be able to be realized in the future, release of a portion or all of the valuation allowance in place for these entities could occur. Such release could materially impact the Company's effective tax rate in the period in which the release occurs.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits. At March 31, 2020, the Company’s liability, exclusive of penalty and interest, totals approximately $14,532. The Company accrued $4,361 of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred and an immaterial amount of interest expense during the three month period ended March 31, 2020. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for tax years before 2016 and state and local examinations for tax years before 2012, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are generally no longer subject to income tax examinations in major foreign taxing jurisdictions for tax years prior to 2014. Certain of the Company's state income tax returns in various jurisdictions are currently under examination and it is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases in the Company’s unrecognized tax benefits related to these exams during the next twelve months.

Note 8.	Debt
On June 27, 2019, the Company amended its revolving credit facility ("Credit Facility") with a consortium of several banks that provides up to $700,000 and is set to expire in June 2024. Of this amended borrowing capacity, $200,000 was allocated to a Delayed Draw Term Loan A ("Term Loan A"), while the remaining $500,000 was allocated to the Credit Facility. The Term Loan A funds were drawn in December 2019 and used primarily to pay for the unsecured notes which matured at that time. The Credit Facility also includes a $110,000 letter of credit sub-facility. The Company may elect, with lender consent, to increase the commitments under the Credit Facility or incur one or more tranches of term loans in an aggregate amount of up to $300,000 (or an unlimited increase if the Proforma Secured Net Leverage Ratio is less than 1.75x). The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Facility, subject to the satisfaction of certain conditions.
On July 11, 2019, the Company entered into forward-starting interest rate swaps to effectively hedge the cash flow exposure associated with the Company's Term Loan A variable-rate borrowings. See Note 9 - Fair Value Measurement for further information.
The Company has an accounts receivable securitization facility that provides up to $150,000 based on available collateral and expires in February 2021. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The accounts receivable securitization facility has no significant financial covenants until available credit is less than specified amounts.
At March 31, 2020, $250,000 of the available Credit Facility and $20,000 of the accounts receivable securitization facility were drawn to provide funds for working capital and general corporate purposes. The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2019. Amounts used to secure letters of credit totaled $21,490 at March 31, 2020 and $21,651 at December 31, 2019. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its credit facility with its bank group and its accounts receivable securitization facility at March 31, 2020, was $308,310.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $46,238 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $38,394 at March 31, 2020.

The following is a summary of the Company's debt and finance leases as of March 31, 2020 and December 31, 2019.

		Principal Balance		Weighted Average Interest Rate	Principal Balance		Weighted Average Interest Rate
		Current	Long-Term		Current	Long-Term
	Maturity Date	March 31, 2020			December 31, 2019
Secured revolver	June, 2024	$250,000	$—	3.083%	$—	$—	n/a
AR securitization	February, 2021	20,000	—	1.918%	—	—	n/a
Asia short term notes	Various maturities	7,844	—	4.656%	12,296	—	4.701%
		277,844	—		12,296	$—

Term loan A	June, 2024	10,000	185,000	2.615%	10,000	187,500	3.300%
Unsecured notes	March, 2027	—	116,880	7.625%	—	116,880	7.625%
Finance leases and other	Various maturities	5,477	1,213	5.431%	265	5,998	2.613%
		15,477	303,093		10,265	310,378
Less, Unamortized debt issuance costs		—	1,173		—	1,230
		$293,321	$301,920		$22,561	$309,148

Additional Credit Capacity
Secured revolver	$250,000
AR securitization	130,000
Asia short term notes	38,394
418,394
Less, amounts used to secure letters of credit and other unavailable funds	71,690
$346,704

The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2020.

Note 9.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the Condensed Consolidated Balance Sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies, generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to two years. The notional amount of these foreign currency derivative instruments at March 31, 2020 and December 31, 2019 was $154,165 and $167,915, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts of $3,014 and $(1,033) as of March 31, 2020 and December 31, 2019, respectively, are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. The Company also utilizes designated foreign currency forward contracts to hedge the principal amounts of certain intercompany loans.  The fair value of these contracts is $(698) and $(994) at March 31, 2020 and December 31, 2019, respectively.  These contracts have maturities of up to two years and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing.
On July 11, 2019, in order to hedge its Term Loan A variable rate debt, with an interest rate indexed to LIBOR plus 150 basis points, the Company entered into forward-starting interest rate swaps with effective dates of December 2, 2019 and termination dates of June 27, 2024. The initial notional amount of these swaps is $200,000 and decreases quarterly by varying amounts over the life of the swaps, in accordance with the Term Loan A repayment schedule. The net quarterly payments made for the period ended as of March 31, 2020 were immaterial. The interest rate swaps effectively fix the variable interest rate component on the notional amount of these swaps at 1.720%. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded in accumulated other comprehensive income in the amount of $(9,211) and $(1,032) at March 31, 2020 and December 31, 2019. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the period to period change in swap and hedged item values.
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	March 31, 2020	December 31, 2019
Designated as hedging instruments:
Gross amounts recognized	$(10,135)	$(3,208)
Gross amounts offset	3,240	149
Net amounts	$(6,895)	$(3,059)
Not designated as hedging instruments:
Gross amounts recognized	$(645)	$(1,118)
Gross amounts offset	65	76
Net amounts	$(580)	$(1,042)
Net amounts presented:
Accrued liabilities	$(302)	$(2,420)
Other long-term liabilities	(7,173)	(1,681)

The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Amount of Loss Recognized in Other Comprehensive Income on Derivatives	$(3,601)	$(1,183)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Net sales	$180	$399
Interest expense	(30)	(32)
Other non-operating income	360	(429)
	$510	$(62)

The following table presents the location and amount of losses on foreign exchange contract derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2020	2019
Other non-operating income (expense)	$6,248	$(1,006)

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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$1,736	$—	$1,736	$—
Interest Rate Swaps	(9,211)	—	(9,211)	—
Stock-based Liabilities	(9,600)	(9,600)	—	—

	December 31, 2019
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$(3,069)	$—	$(3,069)	$—
Interest Rate Swaps	(1,032)	—	(1,032)	—
Stock-based Liabilities	(14,971)	(14,971)	—	—

The fair value of Cash and cash equivalents, Notes receivable, restricted cash included in Other current assets, Short-term borrowings and Current portion of long-term debt and finance leases at March 31, 2020 and December 31, 2019 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair value of Long-term debt and finance leases is $307,547 and $292,719 at March 31, 2020 and December 31, 2019, respectively, and is classified within Level 1 of the fair value hierarchy.  The carrying value of Long-term debt is $301,920 and $309,148 as reported on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

Note 10.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2020 and 2019, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended March 31,
	2020	2019
Components of net periodic benefit cost:
Service cost	$2,497	$2,244
Interest cost	8,308	9,875
Expected return on plan assets	(14,194)	(11,990)
Amortization of actuarial loss	7,221	8,284
Amortization of prior service cost	192	—
Net periodic benefit cost	$4,024	$8,413

	Pension Benefits - International
	Three Months Ended March 31,
	2020	2019
Components of net periodic benefit cost:
Interest cost	$2,099	$2,821
Expected return on plan assets	(2,218)	(2,947)
Amortization of actuarial loss	1,034	949
Amortization of prior service cost	66	—
Net periodic benefit cost	$981	$823

	Other Post Retirement Benefits
	Three Months Ended March 31,
	2020	2019
Components of net periodic benefit cost:
Service cost	$360	$393
Interest cost	1,830	2,472
Amortization of actuarial gain	(106)	(102)
Amortization of prior service credit	(22)	—
Net periodic benefit cost	$2,062	$2,763

At March 31, 2020, an amendment to a domestic pension plan resulted in a retroactive increase in benefit levels for plan participants and has been accounted for as a prior service cost deferred in Other comprehensive loss, to be amortized as a component of net periodic benefit cost in future periods. The domestic pension plan projected benefit obligation increased $2,582 as a result of the amendment as of March 31, 2020.

Note 11.	Stockholders’ Equity
The following tables provide a quarterly reconciliation of the equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests for the year to date as of March 31, 2020 and 2019:

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive Loss	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2019	$87,850	$22,175	$2,524,963	$(447,580)	$(922,783)	$1,264,625	$63,108	$1,327,733
Net (loss) income	—	—	(11,591)	—	—	(11,591)	274	(11,317)
Other comprehensive loss, excluding currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	—	—	(52,682)	—	(52,682)	(544)	(53,226)
Stock compensation plans	—	(1,235)	(43)	—	1,377	99	—	99
Cash dividends - 0.105 per share	—		(5,277)	—	—	(5,277)	—	(5,277)
Acquisition of noncontrolling shareholders' interest	—	(5,714)	—	(11,748)	—	(17,462)	(44,810)	(62,272)
Balance at March 31, 2020	$87,850	$15,226	$2,508,052	$(512,010)	$(921,406)	$1,177,712	$18,028	$1,195,740

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2018	$87,850	$21,124	$2,449,714	$(461,589)	$(925,056)	$1,172,043	$60,400	$1,232,443
Net income	—	—	6,979	—	—	6,979	199	7,178
Other comprehensive income	—	—	—	13,170	—	13,170	979	14,149
Stock compensation plans	—	(1,579)	(64)	—	1,353	(290)	—	(290)
Cash dividends - 0.105 per share	—	—	(5,262)	—	—	(5,262)	—	(5,262)
Balance at March 31, 2019	$87,850	$19,545	$2,451,367	$(448,419)	$(923,703)	$1,186,640	$61,578	$1,248,218

Note 12.	Changes in Accumulated Other Comprehensive Income (Loss) by Component
The following tables provide a quarterly reconciliation of each component of accumulated other comprehensive (loss) income in the accompanying schedule of Accumulated other comprehensive loss:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2019	$(58,186)	$(549)	$(388,845)	$(447,580)
Other comprehensive (loss) income before reclassifications	(48,998)	(3,601)	(31,490)	(84,089)
Foreign currency translation effect	—	—	4,708	4,708
Income tax effect	—	984	7,857	8,841
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(510)	—	(510)
Amortization of prior service credit	—	—	236	236
Amortization of actuarial losses	—	—	8,149	8,149
Income tax effect	—	53	(1,818)	(1,765)
Other comprehensive loss	(48,998)	(3,074)	(12,358)	(64,430)
Ending Balance, March 31, 2020	$(107,184)	$(3,623)	$(401,203)	$(512,010)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	8,328	(1,183)	—	7,145
Foreign currency translation effect	—	—	(1,460)	(1,460)
Income tax effect	—	245	—	245
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	62	—	62
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,233	9,233
Income tax effect	—	88	(2,041)	(1,953)
Other comprehensive income (loss)	8,328	(788)	5,630	13,170
Ending Balance, March 31, 2019	$(53,805)	$1,362	$(395,976)	$(448,419)

Note 13.	Comprehensive (Loss) Income Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive (loss) income attributable to noncontrolling shareholders' interests:

	Three Months Ended March 31,
	2020	2019
Net income attributable to noncontrolling shareholders’ interests	$274	$199
Other comprehensive (loss) income:
Currency translation adjustments	(544)	979
Comprehensive (loss) income attributable to noncontrolling shareholders’ interests	$(270)	$1,178

Note 14.	Contingent Liabilities
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's quarterly reviews, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual to $123,429 at March 31, 2020 from $117,219 at December 31, 2019.
For the quarter ended March 31, 2020, the addition of another three months of self-insured incidents accounted for an increase of $9,334 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $485 for the three months ended March 31, 2020. The Company paid $2,639 during 2020 to resolve cases and claims.
The Company’s product liability reserve balance at March 31, 2020 totaled $123,429 (the current portion of $18,577 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2019 totaled $117,219 (current portion of $25,366).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2020 and 2019, respectively, product liability expense was as follows:

	Three Months Ended March 31,
	2020	2019
Product liability expense	$11,548	$10,817

Note 15.	Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and through off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020.
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
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established ACTR, which will produce and sell TBR tires. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.

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
The following table details segment financial information:

	Three Months Ended March 31,
	2020	2019
Net sales:
Americas Tire
External customers	$449,486	$504,758
Intercompany	7,569	10,178
	457,055	514,936
International Tire
External customers	82,207	114,406
Intercompany	20,180	29,379
	102,387	143,785
Eliminations	(27,748)	(39,558)
Consolidated net sales	$531,694	$619,163

Operating profit (loss):
Americas Tire	$10,416	$38,789
International Tire	(10,279)	(1,339)
Unallocated corporate charges	(6,951)	(10,453)
Eliminations	586	(566)
Consolidated operating (loss) profit	$(6,228)	$26,431

Interest expense	$(5,007)	$(8,314)
Interest income	1,696	3,380
Other pension and postretirement benefit expense	(4,210)	(9,362)
Other non-operating income	1,773	1,380
(Loss) Income before income taxes	$(11,976)	$13,515

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended March 31,
	2020	2019	Change
Net Sales
Americas Tire	$457,055	$514,936	$(57,881)
International Tire	102,387	143,785	(41,398)
Eliminations	(27,748)	(39,558)	11,810
Net sales	531,694	619,163	(87,469)
Operating profit (loss):
Americas Tire	10,416	38,789	(28,373)
International Tire	(10,279)	(1,339)	(8,940)
Unallocated corporate charges	(6,951)	(10,453)	3,502
Eliminations	586	(566)	1,152
Operating (loss) profit	(6,228)	26,431	(32,659)

Interest expense	(5,007)	(8,314)	3,307
Interest income	1,696	3,380	(1,684)
Other pension and postretirement benefit expense	(4,210)	(9,362)	5,152
Other non-operating income	1,773	1,380	393
(Loss) Income before income taxes	(11,976)	13,515	(25,491)
Income tax (benefit) provision	(659)	6,337	(6,996)
Net (loss) income	(11,317)	7,178	(18,495)
Net income attributable to noncontrolling shareholders’ interests	274	199	75
Net (loss) income attributable to Cooper Tire & Rubber Company	$(11,591)	$6,979	$(18,570)

Basic (loss) earnings per share	$(0.23)	$0.14	$(0.37)
Diluted (loss) earnings per share	(0.23)	0.14	(0.37)
COVID-19 Update
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, the Company temporarily shut down its China, U.S., Europe, and Mexico manufacturing plants for various periods of time. The facilities in the U.S., China and Serbia are back in operation in the second quarter and will continue to ramp up production as conditions improve. The Company's facilities in the U.K. and Mexico remain temporarily closed.
The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of its employees, responsibilities to its broader communities, and commitments to its customers and other key stakeholders. The Company has taken a variety of measures to protect the health and safety of employees, including social distancing, additional cleaning and disinfecting of facilities, restricted visitor access and other necessary steps.
The fundamentals of the Company remain strong, and the Company believes it has sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $780 million as of March 31, 2020, consisting of cash on hand and credit facilities. As a reaction to COVID-19, the Company has taken actions to further improve liquidity, including capital expenditure reductions, actions to reduce working capital, reductions in discretionary spending and additional temporary cost actions, including employee furloughs, and executive leadership and other salary reductions.
COVID-19 has negatively impacted the Company's business and also presents potential new risks to it. The Company began to see the impacts of COVID-19 on its Asian operations early in the first quarter, and in customer demand in late March in the Americas and Europe, which continues into the second quarter of 2020. The situation surrounding COVID-19 remains fluid and the potential for a continued material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. In the future, the COVID-19 pandemic may cause continued reduced demand for the

Company's products, including if it results in a recessionary global economic environment. It could also lead to volatility in consumer demand for or access to Company products due to government actions impacting the ability to produce and ship products or impacting consumers’ movements and access to the Company's products. The Company believes that over the long term, there will continue to be strong demand for the Company's products. However, the timing and extent of demand recovery in specific markets, the resumption of travel, and product demand trends caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales and earnings during and subsequent to the duration of the COVID-19 pandemic. The Company's customers are also being impacted by the pandemic. The success of customers in addressing the issues and maintaining their operations, including their ability to remit timely payment, could impact consumer access to, and as a result, sales of the Company's products. In addition, the COVID-19 pandemic and the Company's and government responses to it have disrupted the Company's operations, and increased its costs, and may continue to do so.
The Company's ability to continue to operate and to mitigate the negative impacts of the pandemic will in part depend on the ability to protect its employees and supply chain. The Company has endeavored to follow recommended actions of government and health authorities to protect employees world-wide, with particular measures in place for those working in the Company's plants and distribution facilities. The Company intends to continue to work with government authorities and implement employee safety measures to ensure that it is able to continue manufacturing and distributing products during the COVID-19 pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption to the Company's supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier or transportation supplier to source and transport materials) that could impact the results of operations.
For additional information on risk factors that could impact the Company's results, refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.
2020 versus 2019
Consolidated net sales for the quarter ended March 31, 2020 were $532 million, a decrease of $87 million from 2019. In 2020, the Company experienced lower unit volume ($98 million) primarily as a result of the market slowdown caused by the COVID-19 pandemic, as well as unfavorable foreign currency impact ($4 million), partially offset by favorable price and mix ($15 million).
The Company incurred an operating loss of $6 million in the first quarter of 2020, compared to operating profit of $26 million in 2019. The Company's 2020 operating loss included $30 million of increased manufacturing costs, primarily related to production days lost due to plant shut downs in the first quarter, and $18 million of lower unit volume, both attributable to the COVID-19 pandemic. These decreases were partially offset by $12 million of lower raw material costs, $6 million of favorable price and mix and $6 million of lower selling, general and administrative expenses. The first quarter of 2020 included $11 million of restructuring costs within the Americas Tire Operations segment related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA. The first quarter of 2019 included $5 million of restructuring costs within the International Tire Operations segment related to the Company's decision to cease light vehicle tire production at its UK facility. Other costs increased $2 million in the first quarter of 2020 compared to the first quarter of 2019.
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
Product liability expense increased $1 million to $12 million in 2020 as compared to 2019. The change in quarterly expense is based on the Company's review of its reserves in the quarter, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of the reserve. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.
Selling, general, and administrative expenses were $51 million in 2020 (9.6 percent of net sales) and $57 million in 2019 (9.2 percent of net sales). The decrease in selling, general and administrative expenses in 2020 was driven primarily by a decrease in mark to market costs of stock-based liabilities and a decrease in incentive compensation.
Interest expense was $5 million in the first quarter of 2020 as compared to $8 million in the first quarter of 2019. The decreased expense is the result of a lower interest rate on the Company's Term Loan A outstanding in 2020, which replaced a higher interest rate unsecured note in December 2019. Additional borrowings on the Company's revolving credit facility and accounts receivable securitization in the last month of the quarter partially offset this decrease.
Interest income of $2 million in the first quarter of 2020 was a decrease from interest income in the first quarter of 2019 of $3 million as interest rates declined in 2020 compared to 2019.
For the period ended March 31, 2020, other pension and postretirement benefit expense was $4 million as compared to $9 million in 2019. The decrease is primarily the result of the Company's improved funded status at December 31, 2019 as a result of favorable returns on plan assets in 2019, which improved the Company's funding position and lowered the actuarially determined expense for 2020 as compared to 2019.
Other income of $2 million in the first quarter of 2020 increased as compared to other income of $1 million in 2019, primarily due to the impact of foreign currency forward contracts.
For the quarter ended March 31, 2020, the Company recorded an income tax benefit of $1 million (effective tax rate of negative 5.5 percent) compared to income tax expense of $6 million (effective tax rate of 46.9 percent) in the first quarter of 2019. The effective tax rate for the three month period ended March 31, 2020 differs from the U.S. federal statutory rate of 21 percent primarily due to $4 million of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The first quarter of 2019 included net discrete tax expense of $2 million, which primarily consisted of additional 2017 transition tax and unrecognized tax benefits accrued as a result of final U.S. federal tax guidance issued during the quarter pertaining to the one-time mandatory deemed repatriation under the 2017 Tax Act.
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

Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2020	Change	2019
Sales	$457,055	(11.2)%	$514,936
Operating profit	$10,416	(73.1)%	$38,789
Operating margin	2.3%	(5.2) points	7.5%
Total unit sales change		(11.9)%
United States replacement market unit shipment changes:
Passenger tires
Segment		(13.4)%
USTMA members		(12.6)%
Total Industry		(10.9)%
Light truck tires
Segment		(6.3)%
USTMA members		(10.4)%
Total Industry		(6.8)%
Total light vehicle tires
Segment		(11.9)%
USTMA members		(12.3)%
Total Industry		(10.4)%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and through off-take agreements with PCT, through mid-2021, and Sailun Vietnam through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020.
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
Sales
Net sales of the Americas Tire Operations segment decreased from $515 million in 2019 to $457 million in 2020. In the first quarter of 2020, the segment experienced lower unit volume of $61 million and unfavorable foreign currency impact of $1 million, partially offset by favorable pricing and mix of $4 million. Unit shipments for the segment decreased 11.9 percent in the first quarter of 2020 compared with the first quarter of 2019. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 11.9 percent in 2020 compared with the same period in 2019. This decrease compares with a 12.3 percent decrease in total light vehicle tire shipments experienced by USTMA members, and a 10.4 percent decrease in total light vehicle tire shipments experienced for the total industry. Americas Tire Operations volume has been impacted by reduced demand as a result of the COVID-19 pandemic.
Operating Profit
Operating profit for the segment decreased from $39 million in the first quarter of 2019 to $10 million in the first quarter of 2020. Operating profit in 2020 included $19 million of unfavorable manufacturing costs, primarily related to production days lost due to plant shut downs in the first quarter, and $14 million of lower unit volume, both due to the COVID-19 pandemic.

These were partially offset by $10 million of lower raw material costs and $5 million of favorable price and mix. The first quarter of 2020 also included $11 million of restructuring costs related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA.
The segment utilizes an internal raw material index which is calculated based upon the underlying costs of the segment's key raw materials for the period and is utilized in comparing the cost of raw materials from period to period. The segment’s internally calculated raw material index of 150.7 for the quarter ended March 31, 2020 was a decrease of 6.0 percent from the first quarter of 2019. The raw material index increased 0.6 percent from the quarter ended December 31, 2019.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2020	Change	2019
Sales	$102,387	(28.8)%	$143,785
Operating loss	$(10,279)	n/m	$(1,339)
Operating margin	(10.0)%	(9.1) points	(0.9)%
Total unit sales change		(31.8)%
n/m - not meaningful
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established ACTR, which will produce and sell TBR tires. The new joint venture is expected to begin commercially producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
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
Sales
Net sales of the International Tire Operations segment were $102 million for the quarter ended March 31, 2020, compared to $144 million in the first quarter of 2019. The segment experienced $46 million of lower unit volume and $4 million of unfavorable foreign currency impact, partially offset by $8 million of favorable price and mix. Segment unit volume was down 31.8 percent, primarily as the result of the impact of the COVID-19 pandemic.
Operating Loss
In the first quarter of 2020, the segment experienced an operating loss of $10 million, compared to an operating loss of $1 million in the first quarter of 2019. The 2020 results include $11 million of unfavorable manufacturing efficiencies, primarily related to production days lost due to plant shut downs in the first quarter, and $4 million of lower unit volume, both primarily due to the impact of the COVID-19 pandemic. These unfavorable items were partially offset by $1 million of lower raw material costs and $1 million of favorable price and mix. The first quarter of 2019 included $5 million of restructuring costs related to Cooper Tire Europe's decision to cease light vehicle tire production at its UK facility. Other costs increased $1 million in the first quarter of 2020 as compared to 2019.
Outlook for the Company
Due to the rapidly evolving environment and continued uncertainties resulting from the COVID-19 pandemic, the Company withdraws its previously announced full year 2020 outlook. The Company cannot at this time predict the extent or duration of the pandemic and its impacts on its financial and operating results for full the year. Given that COVID-19 will likely have a significant impact on the second quarter, the Company believes it will be the most challenging quarter of the year for operating profit. The Company has dramatically scaled back capital expenditure plans, and now expects full year 2020 capital expenditures to be between $140 and $160 million, but this is dependent on the duration and severity of the pandemic.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash used by operating activities was $114 million in the first quarter of 2020 compared to $96 million of net cash used by operating activities in the first quarter of 2019. The Company's net loss used $11 million in 2020 as compared to net income providing $7 million in 2019. In 2020, non-cash items contributed $38 million, compared to $47 million contributed in 2019. In 2020, changes in working capital used $141 million, as compared to the usage of $151 million in 2019. The decreased 2020 usage was driven primarily by reduced growth in inventory and accounts receivable, offset by unfavorability in accrued liabilities and accounts payable. This change in movement year over year can be attributed to the impact of the COVID-19 pandemic on the first quarter results.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $55 million and $60 million in 2020 and 2019, respectively.
Sources and uses of cash in financing activities
In the first quarter of 2020, the Company had net short term borrowings of $270 million, as the Company utilized its revolving credit facility and accounts receivable securitization facility to increase cash on hand for working capital and general corporate purposes as it managed the impacts of the COVID-19 pandemic. In the first quarter of 2019, the Company borrowed a net $7 million of short-term debt at its Asian operations.
In the first quarter of 2020, the Company paid $62 million for the acquisition of the remaining noncontrolling ownership interest in COOCSA, as well as for services rendered by members of the joint venture workforce that were also shareholders of the non-controlling interest.
Dividends paid on the Company’s common shares were $5 million in both 2020 and 2019, respectively.
Available cash, credit facilities and contractual commitments
At March 31, 2020, the Company had cash and cash equivalents of $433 million.
Domestically, the Company's Credit Facility with a consortium of banks provides up to $700 million and expires in June 2024. Of this borrowing capacity, $200 million is allocated to the Term Loan A, while the remaining $500 million is allocated to the Revolving Credit Facility. The Term Loan A was drawn in December 2019 primarily to pay for maturing unsecured notes. The Credit Facility also includes a $110 million letter of credit sub-facility.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in February 2021.
At March 31, 2020, the Company has drawn $270 million on its Revolving Credit Facility and accounts receivable securitization facility for working capital and general corporate purposes. These revolving credit facilities have also been used to secure letters of credit of $21 million at March 31, 2020. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at March 31, 2020, was $309 million. The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2020.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $46 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $38 million at March 31, 2020.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, and dividend goals as it navigates the COVID-19 pandemic. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. Short-term borrowings at March 31, 2020 include $8 million of short-term notes of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.

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
It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including, but not limited to:

•	the impact of the ongoing coronavirus (COVID-19) pandemic, or similar public health crises, on the Company’s financial condition, operations, distribution channels, customers and suppliers;

•
changes in the Company’s customer or supplier relationships or distribution channels, due to the ongoing COVID-19 pandemic or otherwise, including the write-off of outstanding accounts receivable or loss of particular business for competitive, credit, liquidity, bankruptcy, restructuring or other reasons;

•	the Company's ability to resume and maintain full operations at facilities that have been idled due to the COVID-19 pandemic;

•
the costs and timing of restructuring actions and impairments or other charges resulting from such actions, including restructuring and related actions in Europe and at the Company's manufacturing facility in Mexico, after the Company's purchase of the remaining noncontrolling interest in such facility in January, or from adverse industry, market or other developments, including the impact of the COVID-19 pandemic;

•	volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources;

•	the failure to achieve expected sales levels;

•	volatility in the capital and financial markets or changes to the credit markets and/or access to those markets;

•	the failure of the Company’s suppliers to timely deliver products or services in accordance with contract specifications;

•
changes to tariffs or trade agreements, or the imposition of new or increased tariffs or trade restrictions, imposed on tires, raw materials or manufacturing equipment which the Company uses, including changes related to tariffs on tires, raw materials and tire manufacturing equipment imported into the U.S. from China or other countries;

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	changes in economic and business conditions in the world, including changes related to the COVID-19 pandemic and to the United Kingdom’s decision to withdraw from the European Union;

•	the inability to obtain and maintain price increases to offset higher production, tariffs, raw material or energy costs;

•
a disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance;

•	increased competitive activity, including actions by larger competitors or lower-cost producers;

•	the failure to develop technologies, processes or products needed to support consumer demand or changes in consumer behavior, brand perceptions, and preferences, including changes in sales channels;

•	consolidation or other cooperation by and among the Company’s competitors or customers;

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

•
a variety of factors, including market conditions, may affect the actual amount expended on stock repurchases; the Company’s ability to consummate stock repurchases; changes in the Company’s results of operations or financial conditions or strategic priorities may lead to a modification, suspension or cancellation of stock repurchases, which may occur at any time; and

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

There have been no material changes in market risk at March 31, 2020 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

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

The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2020 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2020. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Item 1A.	RISK FACTORS
Some of the more significant risk factors related to the Company follow:
Impact of the ongoing coronavirus (COVID-19) pandemic, or similar public health crises, on the Company's operations, distribution channels, customers and suppliers.
From time to time, the Company may face risks related to public health threats or outbreaks of communicable diseases, such as COVID-19. The Company has global manufacturing facilities, distribution channels, suppliers and customers, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products, the Company's financial condition, operations, suppliers, customers and distribution channels could be severely impacted.  Such a pandemic could also have an adverse impact on consumer demand and commodity prices. Any material changes in the Company's production supply or demand for products could materially and adversely affect the Company's results of operations and liquidity.
The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. The tire industry has been particularly negatively impacted by the COVID-19 pandemic, characterized by a sudden and sharp decline in tire demand. The Company’s results have been, and are likely to continue to be, adversely impacted by this economic disruption, including lower tire unit volumes, sales, income and cash flow.  In addition, the Company’s ability to continue implementing important strategic initiatives and capital expenditures may be reduced as it devotes time and other resources to responding to the impacts of the COVID-19 pandemic. In response to government mandates and health care advisories, the Company has altered certain aspects of its operations, including the temporary idling of manufacturing facilities for various lengths of time. A portion of the Company's workforce has had to spend a significant amount of time working remotely, which may impact productivity, increase cybersecurity and data security risks, and disrupt internal controls and procedures.
Federal, state, and local governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business. Some of these actions could adversely impact the ability of Company employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	continue to impact customers and customer demand for the Company's products;

•	cause the Company to experience an increase in costs and credit risk as a result of the Company’s emergency measures, delayed payments from customers and uncollectable accounts;

•	cause delays and disruptions in the supply chain resulting in disruptions in operations;

•	result in temporary idling of facilities and the resulting costs to resume full operations;

•	cause disruptions of the Company's workforce or operations;

•	result in asset impairments or other charges;

•	negatively impact the Company's liquidity position;

•	limit the Company's access to funds under its existing credit facility and the capital markets;

•	impact availability of qualified personnel; and

•	cause other unpredictable events.
The situation surrounding COVID-19 remains fluid and the ongoing impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally both during the initial outbreak, as well as if additional outbreaks occur at a later date. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, government mandated restrictions and regulations, business and workforce disruptions, impact on demand for Company products, and the effectiveness of actions taken to contain and treat the disease.
The impact of COVID-19 may also exacerbate other risks discussed herein, any of which could have a material effect on the Company. This situation is changing rapidly and additional impacts may arise that the Company is not aware of currently.
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
The Company’s operations depend on maintaining a skilled workforce, including the use of third party labor outsourcing, and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, temporary idling of facilities, short-term furloughs, or other events could interrupt the Company’s operations and affect its operating results. Competition for these employees is intense and the Company could experience difficulty in hiring and retaining the personnel necessary to support its business. Further, a significant number of the Company’s employees are currently represented by unions. If the Company is unable to resolve any labor disputes or if there are work stoppages or other work disruptions at the Company or any of its suppliers or customers, the Company’s business and operating results could suffer. See also related comments under "The Company is facing supply risks related to certain tires it purchases from PCT."

The Company is facing heightened risks due to the uncertain business environment.
Current global and regional economic conditions have affected demand for the Company’s products, create volatility in raw material costs and affect the availability and cost of credit. These conditions also affect the Company’s customers and suppliers as well as the ultimate consumer.
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

In addition, the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018, creates a range of new compliance obligations for companies that process personal data of European Union residents, and increases financial penalties for non-compliance. As a company that processes personal data of European Union residents, we bear the costs of compliance with the GDPR and are subject to the potential for fines and penalties in the event of a breach of the GDPR. Aside from the European Union, other jurisdictions have enacted, or are considering, regulations regarding data privacy. Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Additionally, digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. A system failure, accident or security breach could result in business disruption, theft of its intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to the Company's operations or the theft, loss or disclosure of, or damage to, the Company's data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
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
The Company’s tire sales, margins and profitability may be significantly impacted if it does not develop or have available technologies, processes, including distribution methods, or products that competitors may be developing and consumers or dealers are demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires, changes in the types of tires consumers prefer and changes in the vehicles consumers are purchasing. Additionally, the Company is also impacted by changes in consumer brand perceptions and the way consumers buy tires and failure to effectively compete in various sales and marketing channels, including digital channels and mass merchandising outlets.
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
The Company continually reviews and updates its business plans to achieve its goals and imperatives. There can be no assurance that the Company's strategic business plans will be successful. If the assumptions used in developing the Company’s business plans vary significantly from actual conditions, and the Company is not able to adapt in a timely manner, the Company’s sales, margins and profitability could be harmed. If the Company is unsuccessful in implementing the tactics necessary to execute its business plans, it may not be able to achieve or sustain future profitability, which could impair its ability to meet debt and other obligations and could otherwise negatively affect its operating results, financial condition and liquidity.
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
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain TBR and passenger car tires for the Company through mid-2018. The agreements have been extended and now expire in mid-2021. If there are any disruptions in or quality issues with the supply of TBR products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the PCT off-take agreements, including sourcing through GRT, an off-take agreement with Sailun Vietnam and the recently announced joint venture between Cooper Vietnam and Sailun Vietnam, which is expected to begin commercially producing tires in 2020, but there can be no assurance that the Company will be able to do so in a timely manner.
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
The Company’s strategy includes the use of joint ventures, both as the majority and minority shareholder, and other partially-owned subsidiaries, including the Vietnam joint venture with Sailun Vietnam. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. In addition, there are specific risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related stockholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”
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
The Company's operations are highly dependent on an ability to process and monitor, on a daily basis, a very large number of transactions, across numerous locations and currencies. These transactions must adhere to the Company's internal financial control structure, as well as legal and regulatory standards. Compliance with these legal and reporting requirements can be challenging, especially in the current environment of remote connectivity, and the Company could be subject to regulatory fines and penalties for failing to follow these rules or to report timely, accurate and complete information in accordance with such rules. As such requirements expand, compliance with these rules and regulations has become more challenging. As the Company's customer base and geographical reach expands, the volume, speed, frequency and complexity of transactions, especially electronic transactions, increases. Developing and maintaining the Company's internal financial controls becomes more challenging, and the risk of system or human error in connection with such transactions increases. The Company must continuously monitor these internal financial controls to support the Company's operations and respond to changes in regulations and markets. A failure in such internal financial controls could harm the Company’s reputation, operating results and financial position.
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
The Company has significant net deferred tax assets recorded on the balance sheet and determines at each reporting period whether or not a valuation allowance is necessary based upon the expected realizability of such deferred tax assets. In the U.S., the Company has recorded deferred tax assets, the largest of which relate to product liability, pension and other postretirement benefit obligations, partially offset by deferred tax liabilities, the most significant of which relates to accelerated depreciation. The Company’s non-U.S. deferred tax assets relate to pension, accrued expenses and net operating losses, and are partially offset by deferred tax liabilities related to accelerated depreciation. Based upon the Company’s assessment of the realizability of its net deferred tax assets, the Company maintains valuation allowances in the U.K. and China, as well as a small valuation allowance for the portion of its U.S. deferred tax assets primarily associated with a loss carryforward. In addition, the Company has recorded valuation allowances for deferred tax assets primarily associated with other non-U.S. net operating losses.
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

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	$—	—	$193,123
February 1, 2020 through February 29, 2020	—		—	193,123
March 1, 2020 through March 31, 2020	—		—	193,123
Total	—		—

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

The 2017 Authorization was extended by the Board of Directors on December 3, 2019 until December 31, 2021. No other changes to the 2017 Authorization were made.

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
May 7, 2020
(Date)