Form 10-Q
period 2020-06-30
COOPER TIRE & RUBBER CO
filed 2020-08-03
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 50,306,090.

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$496,259	$679,130	$1,027,953	$1,298,293
Cost of products sold	430,619	579,989	906,401	1,110,894
Gross profit	65,640	99,141	121,552	187,399
Selling, general and administrative expense	58,855	65,811	110,065	122,665
Restructuring expense	1,474	1,659	12,404	6,632
Operating profit (loss)	5,311	31,671	(917)	58,102
Interest expense	(6,507)	(7,810)	(11,514)	(16,123)
Interest income	650	1,999	2,346	5,379
Other pension and postretirement benefit expense	(5,582)	(9,288)	(9,792)	(18,650)
Other non-operating (expense) income	(397)	(1,463)	1,375	(84)
(Loss) Income before income taxes	(6,525)	15,109	(18,502)	28,624
Income tax (benefit) provision	(882)	5,851	(1,542)	12,186
Net (loss) income	(5,643)	9,258	(16,960)	16,438
Net income attributable to noncontrolling shareholders' interests	572	437	846	637
Net (loss) income attributable to Cooper Tire & Rubber Company	$(6,215)	$8,821	$(17,806)	$15,801

(Loss) Earnings per share:
Basic	$(0.12)	$0.18	$(0.35)	$0.32
Diluted	(0.12)	0.18	(0.35)	0.31

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(5,643)	$9,258	$(16,960)	$16,438
Other comprehensive income (loss):
Cumulative currency translation adjustments	5,739	(7,334)	(32,055)	1,974
Currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	—	(11,748)	—
Financial instruments:
Change in the fair value of derivatives	(3,012)	(1,220)	(7,123)	(2,341)
Income tax provision on derivative instruments	808	350	1,845	683
Financial instruments, net of tax	(2,204)	(870)	(5,278)	(1,658)
Postretirement benefit plans:
Amortization of actuarial loss	9,001	9,215	17,150	18,448
Amortization of prior service cost (credit)	395	(102)	631	(204)
Actuarial loss	—	—	(31,490)	—
Income tax (benefit) provision on postretirement benefit plans	(2,078)	(2,041)	3,961	(4,082)
Foreign currency translation effect	91	1,429	4,799	(31)
Postretirement benefit plans, net of tax	7,409	8,501	(4,949)	14,131
Other comprehensive income (loss)	10,944	297	(42,282)	14,447
Comprehensive income (loss)	5,301	9,555	(59,242)	30,885
Less: Comprehensive income attributable to noncontrolling shareholders' interests	661	97	391	1,277
Comprehensive income (loss) attributable to Cooper Tire & Rubber Company	$4,640	$9,458	$(59,633)	$29,608
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)
	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$541,423	$391,332
Notes receivable	10,159	535
Accounts receivable, less allowances of $10,349 at 2020 and $8,109 at 2019	514,218	544,257
Inventories:
Finished goods	323,131	326,839
Work in process	27,719	28,250
Raw materials and supplies	114,311	109,132
Total inventories	465,161	464,221
Other current assets	47,923	52,635
Total current assets	1,578,884	1,452,980
Property, plant and equipment:
Land and land improvements	51,624	53,516
Buildings	343,861	344,142
Machinery and equipment	2,031,676	2,042,578
Molds, cores and rings	258,583	262,444
Total property, plant and equipment	2,685,744	2,702,680
Less: Accumulated depreciation	1,676,283	1,655,438
Property, plant and equipment, net	1,009,461	1,047,242
Operating lease right-of-use assets, net of accumulated amortization of $38,117 at 2020 and $26,121 at 2019	78,548	80,752
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $133,370 at 2020 and $123,735 at 2019	104,651	111,356
Deferred income tax assets	31,574	29,336
Investment in joint venture	48,605	48,912
Other assets	10,329	12,909
Total assets	$2,880,903	$2,802,338
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)
	(Unaudited)
(Continued)	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$244,745	$12,296
Accounts payable	244,470	276,732
Accrued liabilities	242,629	302,477
Income taxes payable	2,574	2,304
Current portion of long-term debt and finance leases	21,696	10,265
Total current liabilities	756,114	604,074
Long-term debt and finance leases	324,610	309,148
Noncurrent operating leases	56,152	55,371
Postretirement benefits other than pensions	227,623	227,216
Pension benefits	140,307	126,707
Other long-term liabilities	178,510	149,065
Deferred income tax liabilities	116	3,024
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2020 and 2019	87,850	87,850
Capital in excess of par value	16,933	22,175
Retained earnings	2,496,560	2,524,963
Accumulated other comprehensive loss	(501,155)	(447,580)
Parent stockholders' equity before treasury stock	2,100,188	2,187,408
Less: Common shares in treasury at cost (37,567,907 at 2020 and 37,647,058 at 2019)	(921,406)	(922,783)
Total parent stockholders' equity	1,178,782	1,264,625
Noncontrolling shareholders' interests in consolidated subsidiaries	18,689	63,108
Total equity	1,197,471	1,327,733
Total liabilities and equity	$2,880,903	$2,802,338
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net (loss) income	$(16,960)	$16,438
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	78,379	74,347
Stock-based compensation	2,097	2,319
Change in LIFO inventory reserve	(42,982)	9,797
Amortization of unrecognized postretirement benefits	17,781	18,240
Changes in operating assets and liabilities:
Accounts and notes receivable	11,297	(68,786)
Inventories	31,220	(119,118)
Other current assets	(17,254)	(958)
Accounts payable	(9,756)	2,599
Accrued liabilities	(58,321)	(30,482)
Other items	20,527	(3,560)
Net cash provided by (used in) operating activities	16,028	(99,164)
Investing activities:
Additions to property, plant and equipment and capitalized software	(72,195)	(105,354)
Investment in joint venture	—	(49,001)
Proceeds from the sale of assets	146	49
Net cash used in investing activities	(72,049)	(154,306)
Financing activities:
Issuances of short-term debt	327,854	4,721
Repayment of short-term debt	(91,770)	—
Issuance of long-term debt	31,142	—
Repayment of long-term debt and finance lease obligations	(5,807)	(989)
Acquisition of noncontrolling shareholder interest	(62,272)	—
Payment of financing fees	—	(2,207)
Payments of employee taxes withheld from share-based awards	(910)	(1,158)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(10,554)	(10,529)
Issuance of common shares related to stock-based compensation	177	177
Net cash provided by (used in) financing activities	187,860	(9,985)
Effects of exchange rate changes on cash	(610)	601
Net change in cash, cash equivalents and restricted cash	131,229	(262,854)
Cash, cash equivalents and restricted cash at beginning of period	413,125	378,246
Cash, cash equivalents and restricted cash at end of period	$544,354	$115,392

Cash and cash equivalents	$541,423	$111,681
Restricted cash included in Other current assets	1,435	2,211
Restricted cash included in Other assets	1,496	1,500
Total cash, cash equivalents and restricted cash	$544,354	$115,392

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
There is typically a year-round demand for the Company's products, however, passenger car and light truck ("light vehicle") replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November. Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50 percent owned are consolidated and investments in affiliates of 50 percent or less, but greater than 20 percent, are accounted for using the equity method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.
On April 5, 2019, Cooper Tire & Rubber Company Vietnam Holding, LLC ("Cooper Vietnam"), a wholly-owned subsidiary of the Company, and Sailun (Vietnam) Co., Ltd. ("Sailun Vietnam") established a joint venture in Vietnam, ACTR Company Limited ("ACTR") to produce and sell truck and bus radial ("TBR") tires. The Company’s investment in the joint venture represents a 35 percent ownership interest and is accounted for under the equity method. The Company invested $49,001 into the joint venture in 2019. The new joint venture began commercially producing tires in 2020.
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each period. When applicable, diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Numerator for basic and diluted (loss) earnings per share - (loss) income from continuing operations available to common stockholders	$(6,215)	$8,821	$(17,806)	$15,801
Denominator
Denominator for basic (loss) earnings per share - weighted average shares outstanding	50,282	50,165	50,259	50,133
Effect of dilutive securities - stock options and other stock units	—	197	—	237
Denominator for diluted (loss) earnings per share - adjusted weighted average shares outstanding	50,282	50,362	50,259	50,370
(Loss) Earnings per share:
Basic	$(0.12)	$0.18	$(0.35)	$0.32
Diluted	(0.12)	0.18	(0.35)	0.31

Anti-dilutive shares excluded from computation of diluted loss per share	71	—	104	—

Anti-dilutive shares are excluded from the computation of loss per share for the three and six month periods ended June 30, 2020, as the inclusion of such items would decrease loss per share. All stock options and other stock units outstanding were included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2019.

Allowance for Credit Losses – In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 and was adopted effective January 1, 2020. Trade receivables (including the allowance for credit losses) is the only financial instrument in scope for ASU 2016-13 currently held by the Company.
In implementing the standard, the Company amended its policy to utilize an expected loss methodology based on credit risk in place of the incurred loss methodology based on aging. The Company's updated policy includes the regular review of its outstanding accounts receivable portfolio to assess risk and likelihood of credit loss. This review includes consideration of potential credit loss over the asset's contractual life, along with historical experience, current conditions and forecasts based on management's judgment. The Company also performs periodic credit evaluations of customers’ financial conditions in order to assess credit worthiness and maintain appropriate credit limits. Accounts receivable, net of the allowance for credit losses, are $514,218 and $544,257 as of June 30, 2020 and December 31, 2019, respectively. The Company recorded provisions for credit losses for receivables of $10,349 and $8,109 at the same dates. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.
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

•
Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the PRC into the U.S. were initiated on January 29, 2016. On February 22, 2017, the International Trade Commission ("ITC") made a final determination that the U.S. market had not suffered material injury because of imports of TBR tires from the PRC. However, on November 1, 2018, the Court of International Trade ("CIT") remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from China. The ITC’s re-determination, along with comments from the parties regarding the re-determination, were filed with the CIT. The CIT affirmed the ITC re-determination on February 18, 2020. The rates are subject to review annually and a material change in the new rates could have a significant impact on the Company's results.

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
Accounting for Income Taxes
On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," to, among other provisions, eliminate certain exceptions related to intra-period tax allocation and loss benefit limitations in interim periods, as well as certain rules pertaining to deferred taxes for equity method investees. This ASU also simplifies rules pertaining to franchise taxes and other taxes partially based on income, and changes the timing of when an entity recognizes effects of enacted tax law changes. This standard becomes effective in fiscal years beginning after December 15, 2020; however, the Company chose to early adopt in the period ended March 31, 2020. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.
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
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s priorities during the COVID-19 pandemic have been protecting the health and safety of its employees, responsibilities to our broader communities, and commitments to our customers and other key stakeholders.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse accounting impacts on the Company’s results of operations for the three and six month periods ended June 30, 2020. Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Company cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on the business. The Company continues to take actions designed to mitigate the adverse effects of this rapidly changing market environment.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company's payment of employer payroll taxes after enactment otherwise due in 2020 will be delayed, with 50 percent due by December 31, 2021, and the remaining 50 percent by December 31, 2022. At June 30, 2020, the Company has deferred the remittance of $3,502 of employer taxes under the CARES Act. The Company continues to evaluate the potential applicability and related impact of the CARES Act. The CARES Act has not had a material impact on the Company’s condensed consolidated financial statements as of June 30, 2020.

Note 3.	Restructuring
Reduction in Force
In the second quarter of 2020, the Company announced a reduction in its workforce as a result of the Company's continuing evaluation of the skills and roles required for the Company to succeed and grow into the future. As a result of this action, the Company incurred severance and other related costs of $1,474 for the three and six months ended June 30, 2020.
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
In addition to the payments made to the joint venture workforce for services rendered, the Company also incurred $2,712 of other costs associated with the transaction. For the three month period ended March 31, 2020, the Company incurred restructuring expense of $10,930 related to the COOCSA acquisition. There were no further restructuring expenses for the three month period ended June 30, 2020.
The three and six month period costs related to the reduction in force and COOCSA acquisition are comprised of:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Reduction in force - severance	$1,250	$1,250
Reduction in force - other	224	224
Joint venture workforce services rendered	—	8,218
Professional and other costs	—	2,712
Total restructuring expense	$1,474	$12,404

At June 30, 2020, the Company's accrued restructuring balance is $1,319, composed of accrued severance and other costs. The Company does not anticipate material further restructuring costs related to these events in 2020.
Cooper Tire Europe
On January 17, 2019, Cooper Tire Europe, a wholly-owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility, which is included in the International Segment. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center. Costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility were $1,659 for the quarter ended June 30, 2019, $6,632 for the six months ended June 30, 2019 and $8,315 for the full year ended December 31, 2019. In connection with this business realignment, a one-time payment from the U.S. to Serbia was made during the fourth quarter of 2019 in order to allow the Serbian operations to improve their financial standing and serve as a reliable and fully operational contract manufacturer for the U.S.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Melksham employee severance costs	$1,556	$5,719
Asset write-downs & other costs	103	913
Total restructuring expense	$1,659	$6,632

In addition to the items classified as restructuring expense, the Company incurred costs of $314 in the second quarter of 2019 as a result of Cooper Tire Europe's decision to cease light vehicle tire production at the Melksham facility. These additional costs relate to professional fees associated with the Company's evaluation of its legal entity structure moving forward and were included within selling, general and administrative expense for the three and six month periods ended June 30, 2019. For the year ended December 31, 2019, the Company incurred $759 of additional costs within selling, general and administrative costs.

Note 4.	Revenue from Contracts with Customers
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

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30, 2020
	Americas	International	Eliminations	Total
Light Vehicle (1)	$379,352	$73,225	$(7,967)	$444,610
Truck and bus radial	36,362	23,233	(22,221)	37,374
Other (2)	9,809	4,466	—	14,275
Net sales	$425,523	$100,924	$(30,188)	$496,259

	Six Months Ended June 30, 2020
	Americas	International	Eliminations	Total
Light Vehicle (1)	$783,988	$144,308	$(18,682)	$909,614
Truck and bus radial	77,366	40,542	(39,255)	78,653
Other (2)	21,224	18,462	—	39,686
Net sales	$882,578	$203,312	$(57,937)	$1,027,953

	Three Months Ended June 30, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$516,648	$100,265	$(21,621)	$595,292
Truck and bus radial	49,772	23,892	(20,070)	53,594
Other (2)	15,887	14,357	—	30,244
Net sales	$582,307	$138,514	$(41,691)	$679,130

	Six Months Ended June 30, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$970,663	$205,585	$(40,943)	$1,135,305
Truck and bus radial	99,858	47,588	(40,306)	107,140
Other (2)	26,722	29,126	—	55,848
Net sales	$1,097,243	$282,299	$(81,249)	$1,298,293

(1)	Light vehicle includes passenger car and light truck tires

(2)	Other includes motorcycle and racing tires, wheels, tire retread material, and other items
Contract liabilities
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
Significant changes in the contract liabilities balance during the six months ended June 30, 2020 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$1,080
Increases to deferred revenue for cash received in advance from customers	5,163
Decreases due to recognition of deferred revenue	(4,319)
Contract liabilities at June 30, 2020	$1,925

Transaction price allocated to remaining performance obligations

For the three and six months ended June 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods is not material.
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, is not material.
The Company applies the practical expedient in ASC 606 "Revenue from Contracts with Customers" and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

Note 5.	Inventories
The Company uses the last-in, first-out ("LIFO") method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out ("FIFO") method was $352,213 and $365,585 at June 30, 2020 and December 31, 2019, respectively. These FIFO values have been reduced by approximately $44,634 and $87,616 at June 30, 2020 and December 31, 2019, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The Company's remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 6.	Income taxes
For the three month period ended June 30, 2020, the Company recorded an income tax benefit of $882 (effective tax rate of 13.5 percent) compared to an income tax provision of $5,851 (effective tax rate of 38.7 percent) for the same period in 2019. For the six month period ended June 30, 2020, the Company recorded income tax benefit of $1,542 (effective tax rate of 8.3 percent) compared to an income tax provision of $12,186 (effective tax rate of 42.6 percent) for the same period in 2019.
The Company's 2020 and 2019 three and six month period (benefit)/provisions for income tax are calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The Company is subject to the U.S. federal statutory rate of 21 percent. The effective tax rate for the three month period ended June 30, 2020 differs from the U.S. federal statutory rate primarily due to the lower level and projected mix of earnings in international jurisdictions with differing tax rates, jurisdictions where valuation allowances are recorded, and discrete tax expense of $235. The effective tax rate for the six month period ended June 30, 2020 differs from the U.S. federal statutory rate primarily due to $4,361 of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred during the first quarter, the lower level and projected mix of earnings in international jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The effective tax rate for the three and six month periods ended June 30, 2019 differs from the U.S. federal statutory rate primarily due to net discrete tax expense of $1,968 and $4,385 recorded during the three and six month periods, respectively, as well as due to the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at June 30, 2020 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset its net operating loss carryforward deferred tax asset by a valuation allowance of $1,378. In addition, the Company has recorded valuation allowances of $24,459 related to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $25,837. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable. If the evidence suggests that deferred tax assets for these operations will more likely than not be able to be realized in the future, release of a portion or all of the valuation allowance in place for these entities could occur. Such release could materially impact the Company's effective tax rate in the period in which the release occurs.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits. At June 30, 2020, the Company’s liability, exclusive of penalty and interest, totals approximately $14,532. The Company accrued $4,361 of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred and an immaterial amount of interest expense during the six month period ended June 30, 2020. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.
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

Note 7.	Debt
On June 27, 2019, the Company amended its revolving credit facility ("Credit Facility") with a consortium of several banks to provide up to $700,000 and is set to expire in June 2024. Of this amended borrowing capacity, $200,000 was allocated to a Delayed Draw Term Loan A ("Term Loan A"), while the remaining $500,000 was allocated to the Credit Facility. The Term Loan A funds were drawn in December 2019 and used primarily to pay for the unsecured notes which matured at that time. The Credit Facility also includes a $110,000 letter of credit sub-facility. The Company may elect, with lender consent, to increase the commitments under the Credit Facility or incur one or more tranches of term loans in an aggregate amount of up to $300,000 (or an unlimited increase if the Proforma Secured Net Leverage Ratio is less than 1.75x). The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Facility, subject to the satisfaction of certain conditions.
On July 11, 2019, the Company entered into forward-starting interest rate swaps to effectively hedge the cash flow exposure associated with the Company's Term Loan A variable-rate borrowings. See Note 8 - Fair Value Measurement for further information.
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
At June 30, 2020, $169,000 of the available Credit Facility and $70,000 of the accounts receivable securitization facility were drawn to provide funds for working capital and general corporate purposes. The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at December 31, 2019. Amounts used to secure letters of credit totaled $21,490 at June 30, 2020 and $21,651 at December 31, 2019. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its Credit Facility with its bank group and its accounts receivable securitization facility at June 30, 2020, was $337,610.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $62,682 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $56,937 at June 30, 2020.
On May 15, 2020, the Company entered into equipment financing arrangements in the amount of $31,142. The equipment financings, which are wholly-secured by manufacturing equipment within the Company's U.S. operations, are due in equal monthly installments through maturity in 2025. The equipment financing includes interest at 3.05 percent and contain no significant financial covenants.

The following is a summary of the Company's debt and finance leases as of June 30, 2020 and December 31, 2019.

		Principal Balance		Weighted Average Interest Rate	Principal Balance		Weighted Average Interest Rate
		Current	Long-Term		Current	Long-Term
	Maturity Date	June 30, 2020			December 31, 2019
Secured revolver	June, 2024	$169,000	$—	2.055%	$—	$—	n/a
AR securitization	February, 2021	70,000	—	1.087%	—	—	n/a
Asia short term notes	Various maturities	5,745	—	4.063%	12,296	—	4.701%
		244,745	—		12,296	$—

Term loan A	June, 2024	10,000	182,500	2.055%	10,000	187,500	3.300%
Unsecured notes	March, 2027	—	116,880	7.625%	—	116,880	7.625%
Equipment financing	May, 2025	5,957	24,697	3.050%	—	—	n/a
Finance leases and other	Various maturities	5,739	1,650	1.696%	265	5,998	2.613%
		21,696	325,727		10,265	310,378

Less, Unamortized debt issuance costs		—	1,117		—	1,230
		$266,441	$324,610		$22,561	$309,148

Additional Credit Capacity
Secured revolver	$331,000
AR securitization	80,000
Asia short term notes	56,937
467,937
Less, amounts used to secure letters of credit and other unavailable funds	73,390
$394,547

The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2020.

Note 8.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the Condensed Consolidated Balance Sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies, generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to two years. The notional amount of these foreign currency derivative instruments at June 30, 2020 and December 31, 2019 was $145,498 and $167,915, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.

Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts of $747 and $(1,033) as of June 30, 2020 and December 31, 2019, respectively, are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. The Company also utilizes designated foreign currency forward contracts to hedge the principal amounts of certain intercompany loans.  The fair value of these contracts is $(576) and $(994) at June 30, 2020 and December 31, 2019, respectively.  These contracts have maturities of up to two years and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing.
On July 11, 2019, in order to hedge its Term Loan A variable rate debt, with an interest rate indexed to LIBOR plus 150 basis points, the Company entered into forward-starting interest rate swaps with effective dates of December 2, 2019 and termination dates of June 27, 2024. The initial notional amount of these swaps is $200,000 and decreases quarterly by varying amounts over the life of the swaps, in accordance with the Term Loan A repayment schedule. For the three and six months ending June 30, 2020, net payments have been made in the amount of $591 and $608, respectively. The interest rate swaps effectively fix the variable interest rate component on the notional amount of these swaps at 1.720 percent. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded in accumulated other comprehensive income in the amount of $(10,200) and $(1,032) at June 30, 2020 and December 31, 2019. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the period to period change in swap and hedged item values.
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	June 30, 2020	December 31, 2019
Designated as hedging instruments:
Gross amounts recognized	$(11,097)	$(3,208)
Gross amounts offset	1,068	149
Net amounts	$(10,029)	$(3,059)
Not designated as hedging instruments:
Gross amounts recognized	$(366)	$(1,118)
Gross amounts offset	64	76
Net amounts	$(302)	$(1,042)
Net amounts presented:
Accrued liabilities	$(2,654)	$(2,420)
Other long-term liabilities	(7,677)	(1,681)

The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amount of Loss Recognized in Other Comprehensive Income (Loss) on Derivatives	$(2,494)	$(367)	$(6,095)	$(1,550)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Net sales	$602	$455	$782	$854
Interest expense	(29)	(31)	(59)	(63)
Other non-operating (expense) income	(55)	429	305	—
	$518	$853	$1,028	$791

The following table presents the location and amount of gains and losses on foreign exchange contract derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Other non-operating (expense) income	$(909)	$376	$5,339	$(630)

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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$(131)	$—	$(131)	$—
Interest Rate Swaps	(10,200)	—	(10,200)	—
Stock-based Liabilities	(12,628)	(12,628)	—	—

	December 31, 2019
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$(3,069)	$—	$(3,069)	$—
Interest Rate Swaps	(1,032)	—	(1,032)	—
Stock-based Liabilities	(14,971)	(14,971)	—	—

The fair value of Cash and cash equivalents, Notes receivable, restricted cash included in Other current assets, Short-term borrowings and Current portion of long-term debt and finance leases at June 30, 2020 and December 31, 2019 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair value of Long-term debt and finance leases is $338,527 and $325,578 at June 30, 2020 and December 31, 2019, respectively, and is classified within Level 2 of the fair value hierarchy.  The carrying value of Long-term debt and finance leases is $325,727 and $310,378 as reported in the Debt footnote as of June 30, 2020 and December 31, 2019, respectively.

Note 9.	Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three and six months ended June 30, 2020 and 2019, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$2,551	$2,244	$5,048	$4,488
Interest cost	8,278	9,875	16,586	19,749
Expected return on plan assets	(13,807)	(12,042)	(28,001)	(24,022)
Amortization of actuarial loss	8,104	8,284	15,325	16,568
Amortization of prior service cost	353	—	545	—
Net periodic benefit cost	$5,479	$8,361	$9,503	$16,783

	Pension Benefits - International
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$2,036	$2,768	$4,135	$5,575
Expected return on plan assets	(2,151)	(2,898)	(4,369)	(5,836)
Amortization of actuarial loss	1,003	931	2,037	1,876
Amortization of prior service cost	64	—	130	—
Net periodic benefit cost	$952	$801	$1,933	$1,615

	Other Post Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$360	$393	$720	$787
Interest cost	1,830	2,472	3,660	4,944
Amortization of actuarial gain	(106)	—	(212)	—
Amortization of prior service credit	(22)	(102)	(44)	(204)
Net periodic benefit cost	$2,062	$2,763	$4,124	$5,527

At March 31, 2020, an amendment to a domestic pension plan resulted in a retroactive increase in benefit levels for plan participants and has been accounted for as a prior service cost deferred in Other comprehensive loss, to be amortized as a component of net periodic benefit cost in future periods. As a result of the amendment, the domestic pension plan projected benefit obligation increased $2,582 as of June 30, 2020.

The Company has no minimum funding requirements for its domestic pension plans in 2020. Due to the potential impact of COVID-19 and related plans to manage capital resources, the Company does not currently intend to make voluntary contributions to its domestic pension plans during 2020.

Note 10.	Stockholders’ Equity
The following tables provide a quarterly reconciliation of the equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests for the year to date as of June 30, 2020 and 2019:

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2019	$87,850	$22,175	$2,524,963	$(447,580)	$(922,783)	$1,264,625	$63,108	$1,327,733
Net (loss) income	—	—	(11,591)	—	—	(11,591)	274	(11,317)
Other comprehensive loss, excluding currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	—	—	(52,682)	—	(52,682)	(544)	(53,226)
Stock compensation plans	—	(1,235)	(43)	—	1,377	99	—	99
Cash dividends - 0.105 per share	—	—	(5,277)	—	—	(5,277)	—	(5,277)
Acquisition of noncontrolling shareholders' interest	—	(5,714)	—	(11,748)	—	(17,462)	(44,810)	(62,272)
Balance at March 31, 2020	87,850	15,226	2,508,052	(512,010)	(921,406)	1,177,712	18,028	1,195,740
Net (loss) income	—	—	(6,215)	—	—	(6,215)	572	(5,643)
Other comprehensive income	—	—	—	10,855	—	10,855	89	10,944
Stock compensation plans	—	1,707	—	—	—	1,707	—	1,707
Cash dividends - 0.105 per share	—	—	(5,277)	—	—	(5,277)	—	(5,277)
Balance at June 30, 2020	$87,850	$16,933	$2,496,560	$(501,155)	$(921,406)	$1,178,782	$18,689	$1,197,471

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2018	$87,850	$21,124	$2,449,714	$(461,589)	$(925,056)	$1,172,043	$60,400	$1,232,443
Net income	—	—	6,980	—	—	6,980	200	7,180
Other comprehensive income	—	—	—	13,170	—	13,170	980	14,150
Stock compensation plans	—	(1,579)	(64)	—	1,353	(290)	—	(290)
Cash dividends - 0.105 per share	—	—	(5,262)	—	—	(5,262)	—	(5,262)
Balance at March 31, 2019	87,850	19,545	2,451,368	(448,419)	(923,703)	1,186,641	61,580	1,248,221
Net income	—	—	8,821	—	—	8,821	437	9,258
Other comprehensive income (loss)	—	—	—	637	—	637	(340)	297
Stock compensation plans	—	1,292	(111)	—	336	1,517	—	1,517
Cash dividends - 0.105 per share	—	—	(5,267)	—	—	(5,267)	—	(5,267)
Balance at June 30, 2019	$87,850	$20,837	$2,454,811	$(447,782)	$(923,367)	$1,192,349	$61,677	$1,254,026

Note 11.	Changes in Accumulated Other Comprehensive (Loss) Income by Component
The following tables provide a quarterly reconciliation of each component of Accumulated other comprehensive (loss) income:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2019	$(58,186)	$(549)	$(388,845)	$(447,580)
Other comprehensive (loss) income before reclassifications	(48,998)	(3,601)	(31,490)	(84,089)
Foreign currency translation effect	—	—	4,708	4,708
Income tax effect	—	984	7,857	8,841
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(510)	—	(510)
Amortization of prior service credit	—	—	236	236
Amortization of actuarial losses	—	—	8,149	8,149
Income tax effect	—	53	(1,818)	(1,765)
Other comprehensive loss	(48,998)	(3,074)	(12,358)	(64,430)
Ending Balance, March 31, 2020	(107,184)	(3,623)	(401,203)	(512,010)
Other comprehensive income (loss) before reclassifications	5,650	(2,494)	—	3,156
Foreign currency translation effect	—	—	91	91
Income tax effect	—	616	—	616
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(518)	—	(518)
Amortization of prior service credit	—	—	395	395
Amortization of actuarial losses	—	—	9,001	9,001
Income tax effect	—	192	(2,078)	(1,886)
Other comprehensive (loss) income	5,650	(2,204)	7,409	10,855
Ending Balance, June 30, 2020	$(101,534)	$(5,827)	$(393,794)	$(501,155)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	8,328	(1,183)	—	7,145
Foreign currency translation effect	—	—	(1,460)	(1,460)
Income tax effect	—	245	—	245
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	62	—	62
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,233	9,233
Income tax effect	—	88	(2,041)	(1,953)
Other comprehensive income (loss)	8,328	(788)	5,630	13,170
Ending Balance, March 31, 2019	(53,805)	1,362	(395,976)	(448,419)
Other comprehensive (loss) income before reclassifications	(6,994)	(367)	—	(7,361)
Foreign currency translation effect	—	—	1,429	1,429
Income tax effect	—	226	—	226
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(853)	—	(853)
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,215	9,215
Income tax effect	—	124	(2,041)	(1,917)
Other comprehensive (loss) income	(6,994)	(870)	8,501	637
Ending Balance, June 30, 2019	$(60,799)	$492	$(387,475)	$(447,782)

Note 12.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to noncontrolling shareholders’ interests	$572	$437	$846	$637
Other comprehensive income (loss):
Currency translation adjustments	89	(340)	(455)	640
Comprehensive income attributable to noncontrolling shareholders’ interests	$661	$97	$391	$1,277

Note 13.	Contingent Liabilities
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of the insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's quarterly reviews, coupled with normal activity, including the addition of two quarters of self-insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual to $130,485 at June 30, 2020 from $117,219 at December 31, 2019.
The addition of another six months of self-insured incidents through June 30, 2020 accounted for an increase of $18,691 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions decreased the liability by $765 at June 30, 2020. The Company paid $4,660 during the first six months of 2020 to resolve cases and claims.
The Company’s product liability reserve balance at June 30, 2020 totaled $130,485 (the current portion of $18,405 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2019 totaled $117,219 (current portion of $25,366).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2020 and 2019, respectively, product liability expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product liability expense	$11,475	$12,714	$23,023	$23,532

Note 14.	Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and through off-take agreements with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, to produce and sell TBR tires. The new joint venture began commercially producing tires in 2020.
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
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established ACTR, to produce and sell TBR tires. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly-owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

The following table details segment financial information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Americas Tire
External customers	$422,653	$570,537	$872,139	$1,075,295
Intercompany	2,870	11,770	10,439	21,948
	425,523	582,307	882,578	1,097,243
International Tire
External customers	73,606	108,593	155,814	222,999
Intercompany	27,318	29,921	47,498	59,300
	100,924	138,514	203,312	282,299
Eliminations	(30,188)	(41,691)	(57,937)	(81,249)
Consolidated net sales	$496,259	$679,130	$1,027,953	$1,298,293

Operating profit (loss):
Americas Tire	$21,808	$46,814	$32,224	$85,603
International Tire	1,447	(1,296)	(8,832)	(2,635)
Unallocated corporate charges	(18,455)	(13,278)	(25,406)	(23,730)
Eliminations	511	(569)	1,097	(1,136)
Consolidated operating (loss) profit	$5,311	$31,671	$(917)	$58,102

Interest expense	$(6,507)	$(7,810)	$(11,514)	$(16,123)
Interest income	650	1,999	2,346	5,379
Other pension and postretirement benefit expense	(5,582)	(9,288)	(9,792)	(18,650)
Other non-operating (expense) income	(397)	(1,463)	1,375	(84)
(Loss) Income before income taxes	$(6,525)	$15,109	$(18,502)	$28,624

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net Sales
Americas Tire	$425,523	$582,307	$(156,784)	$882,578	$1,097,243	$(214,665)
International Tire	100,924	138,514	(37,590)	203,312	282,299	(78,987)
Eliminations	(30,188)	(41,691)	11,503	(57,937)	(81,249)	23,312
Net sales	496,259	679,130	(182,871)	1,027,953	1,298,293	(270,340)
Operating profit (loss):
Americas Tire	21,808	46,814	(25,006)	32,224	85,603	(53,379)
International Tire	1,447	(1,296)	2,743	(8,832)	(2,635)	(6,197)
Unallocated corporate charges	(18,455)	(13,278)	(5,177)	(25,406)	(23,730)	(1,676)
Eliminations	511	(569)	1,080	1,097	(1,136)	2,233
Operating profit (loss)	5,311	31,671	(26,360)	(917)	58,102	(59,019)

Interest expense	(6,507)	(7,810)	1,303	(11,514)	(16,123)	4,609
Interest income	650	1,999	(1,349)	2,346	5,379	(3,033)
Other pension and postretirement benefit expense	(5,582)	(9,288)	3,706	(9,792)	(18,650)	8,858
Other non-operating (loss) income	(397)	(1,463)	1,066	1,375	(84)	1,459
(Loss) Income before income taxes	(6,525)	15,109	(21,634)	(18,502)	28,624	(47,126)
Income tax (benefit) provision	(882)	5,851	(6,733)	(1,542)	12,186	(13,728)
Net (loss) income	(5,643)	9,258	(14,901)	(16,960)	16,438	(33,398)
Net income attributable to noncontrolling shareholders’ interests	572	437	135	846	637	209
Net (loss) income attributable to Cooper Tire & Rubber Company	$(6,215)	$8,821	$(15,036)	$(17,806)	$15,801	$(33,607)

Basic (loss) earnings per share	$(0.12)	$0.18	$(0.30)	$(0.35)	$0.32	$(0.67)
Diluted (loss) earnings per share	(0.12)	0.18	(0.30)	(0.35)	0.31	(0.66)
COVID-19 Update
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, the Company temporarily shut down its China, U.S., Europe, and Mexico manufacturing plants for various periods of time through the first half of 2020. By the end of the second quarter, each of the Company's facilities were reopened.
The Company’s priorities during the COVID-19 pandemic have been protecting the health and safety of its employees, responsibilities to its broader communities, and commitments to its customers and other key stakeholders. The Company has taken a variety of measures to protect the health and safety of employees, including social distancing, additional cleaning and disinfecting of facilities, restricted visitor access and other necessary steps.
The fundamentals of the Company remain strong, and the Company believes it has sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $936 million as of June 30, 2020, consisting of cash on hand and credit facilities. As a reaction to COVID-19, the Company has taken actions to further improve liquidity, including capital expenditure reductions, actions to improve working capital, reductions in discretionary spending and additional temporary cost actions.
COVID-19 has negatively impacted the Company's business and also presents potential new risks to it. The Company began to see the impacts of COVID-19 on its Asian operations early in the first quarter, and in customer demand in late March in the Americas and Europe, which continued into the second quarter of 2020. The situation surrounding COVID-19 remains fluid and the potential for a continued material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. In the future, the COVID-19 pandemic may cause continued reduced demand for the

Company's products, including if it results in a recessionary global economic environment. It could also lead to volatility in consumer demand for or access to Company products due to government actions impacting the ability to produce and ship products or impacting consumers’ movements and access to the Company's products. The Company believes that over the long term, there will continue to be strong demand for the Company's products. However, the timing and extent of demand recovery in specific markets, the resumption of travel, and product demand trends caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales and earnings during and subsequent to the duration of the COVID-19 pandemic. The Company's customers are also being impacted by the pandemic. The success of customers in addressing the issues and maintaining their operations, including their ability to remit timely payment, could impact consumer access to, and as a result, sales of the Company's products. In addition, the COVID-19 pandemic and the Company's and government responses to it have disrupted the Company's operations, and increased its costs, and may continue to do so.
The Company's ability to continue to operate and to mitigate the negative impacts of the pandemic will in part depend on the ability to protect its employees and supply chain. The Company has endeavored to follow recommended actions of government and health authorities to protect employees world-wide, with particular measures in place for those working in the Company's plants and distribution facilities. The Company intends to continue to work with government authorities and implement employee safety measures to ensure that it is able to continue manufacturing and distributing products during the COVID-19 pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption that could impact the results of operations. For additional information on risk factors that could impact the Company's results, refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.
2020 versus 2019
Consolidated net sales for the quarter ended June 30, 2020 were $496 million compared with $679 million in the second quarter of 2019, a decrease of $183 million. In 2020, the Company experienced lower unit volume ($187 million) primarily as a result of the market slowdown caused by the COVID-19 pandemic, as well as unfavorable foreign currency impact ($7 million), partially offset by favorable price and mix ($11 million).
Consolidated net sales for the first six months of 2020 were $1,028 million compared with $1,298 million in the second quarter of 2019, a decrease of $270 million. In 2020, the Company experienced lower unit volume ($285 million) primarily as a result of the market slowdown caused by the COVID-19 pandemic, as well as unfavorable foreign currency impact ($11 million), partially offset by favorable price and mix ($26 million).
The Company recorded operating profit of $5 million in the second quarter of 2020, compared to operating profit of $32 million in 2019. The quarter's 2020 operating profit was negatively affected by $44 million of lower unit volume and $39 million of increased manufacturing costs, primarily related to production days lost due to plant shut downs in the second quarter, both attributable to the COVID-19 pandemic. These decreases were partially offset by $30 million of lower raw material costs, $15 million of favorable price and mix, $7 million of lower selling, general and administrative expenses and other costs declined $4 million in the second quarter of 2020 compared to 2019. Other costs in the second quarter of 2020 included restructuring costs related to the Company's reduction in force in the U.S., while the second quarter of 2019 included restructuring costs related to the Company's decision to cease light vehicle tire production at its Melksham, U.K. facility.
The Company incurred an operating loss of $1 million in the first six months of 2020, compared to operating profit of $58 million in 2019. The period's 2020 operating loss included $69 million of increased manufacturing costs, primarily related to production days lost due to plant shut downs, and $62 million of lower unit volume, both attributable to the COVID-19 pandemic. These decreases were partially offset by $41 million of lower raw material costs, $22 million of favorable price and mix and $13 million of lower selling, general and administrative expenses. Restructuring costs increased by $6 million and other costs decreased by $2 million in the first six months of 2020 compared to the first six months of 2019.
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
Product liability expense was $11 million in the second quarter of 2020 compared to $13 million the second quarter of 2019. Product liability expense was $23 million in the first six months of 2020, compared to $24 million in the first six months of 2019. As part of its regular review of product liability reserves, the Company monitors trends that may affect its ultimate liability and analyzes the developments and variables likely to affect pending and anticipated claims against the Company and the reserve for such claims.  The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the review completed in the periods, coupled with normal activity, including the addition of another quarter of self-insured incidents, net adjustments to product liability reserves were $1 million lower in the second quarter of 2020 compared to 2019. Net adjustments were comparable for the six month period ended June 30, 2020 compared to the same period in 2019. Legal costs related to product liability claims decreased $1 million for both the three and six month periods ended June 30, 2020 compared to the same periods in 2019. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.
Selling, general, and administrative expenses were $59 million in the second quarter of 2020 (11.9 percent of net sales) and $66 million in the second quarter of 2019 (9.7 percent of net sales). The decrease in selling, general and administrative expenses in the second quarter of 2020 was driven primarily by reduced advertising and promotional spending, coupled with lower administrative costs, including salaries, travel and professional fees, as a result of actions implemented in response to COVID-19. These decreases were partially offset by an increase in mark to market costs of stock-based liabilities. Selling, general, and administrative expenses were $110 million in the first six months of 2020 (10.7 percent of net sales) and $123 million in the first six months of 2019 (9.4 percent of net sales). The decrease in selling, general and administrative expenses in the first half of 2020 was driven primarily by reduced advertising and promotional spending, lower administrative costs as a result of actions implemented in response to COVID-19 and a decrease in mark to market costs of stock-based liabilities.
Restructuring expense of $1 million in the second quarter of 2020 related to the Company's reduction in force in the U.S., which were included in Unallocated corporate charges. The second quarter of 2019 included $2 million of restructuring expense within the International Tire Operations segment related to the Company's decision to cease light vehicle tire production at its Melksham facility. During the first six months of 2020, the Company recorded $11 million of restructuring expense in the Americas Tire Operations segment related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA, and $1 million related to the U.S. reduction in force. In the first six months of 2019, the Company recorded restructuring expense associated with the cessation of light vehicle tire production at the Melksham facility of $7 million . Additional information related to the Company’s accounting for restructuring costs appears in the Notes to the condensed consolidated financial statements.
Interest expense was $7 million in the second quarter of 2020 as compared to $8 million in the second quarter of 2019. Interest expense was $12 million in the first six months of 2020 as compared to $16 million in the first six months of 2019. The decreased expense is the result of a lower interest rate on the Company's Term Loan A outstanding in 2020, which replaced higher interest rate unsecured notes in December 2019. Additional borrowings on the Company's revolving Credit Facility and accounts receivable securitization partially offset this decrease in both periods.
Interest income was $1 million in the second quarter of 2020 as compared to interest income in the second quarter of 2019 of $2 million. Interest income of $2 million in the first six months of 2020 was a decrease from interest income in the first six months of 2019 of $5 million. Both periods of decrease are due to interest rate declines in 2020 compared to 2019, which offset the Company's higher cash balance in 2020.
For the quarter ended June 30, 2020, other pension and postretirement benefit expense was $6 million as compared to $9 million in 2019. For the first six months of 2020, other pension and postretirement benefit expense was $10 million as compared to $19 million in the same period of 2019. These decreases are primarily the result of the Company's improved funded status at December 31, 2019 as a result of favorable returns on plan assets in 2019, which improved the Company's funding position and lowered the actuarially determined expense for 2020 as compared to 2019.
Other expense improved $1 million in both the second quarter and first half of 2020 as compared to the comparable periods of 2019. This improvement was primarily due to the impact of foreign currency forward contracts during the first quarter of 2020.
For the three month period ended June 30, 2020, the Company recorded income tax benefit of $1 million (effective tax rate of 13.5 percent) compared to income tax expense of $6 million (effective tax rate of 38.7 percent) for the same period in 2019. The effective tax rate for the three month period ended June 30, 2020 differs from the U.S. federal statutory rate of 21 percent primarily due to the lower level and mix of earnings in the Company's jurisdictions with differing tax rates, and jurisdictions where valuation allowances are recorded. The three month period ended June 30, 2019 included $2 million of discrete tax expense. For the six month period ended June 30, 2020, the Company recorded income tax benefit of $2 million (effective tax rate of 8.3 percent) compared to income tax expense of $12 million (effective tax rate of 42.6 percent) for the same period in 2019. The effective tax rate for the first half of 2020 is driven by the lower level and mix of the Company's earnings, including jurisdictions where valuation allowances are recorded, as well as $4 million of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred in the first quarter. Income tax expense for the first half of 2019 included $4 million of discrete tax expense.

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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Change	2019	2020	Change	2019
Sales	$425,523	(26.9)%	$582,307	$882,578	(19.6)%	$1,097,243
Operating profit	$21,808	(53.4)%	$46,814	$32,224	(62.4)%	$85,603
Operating margin	5.1%	(2.9) points	8.0%	3.7%	(4.1) points	7.8%
Total unit sales change		(31.5)%			(22.4)%
United States replacement market unit shipment changes:
Passenger tires
Segment		(24.1)%			(19.1)%
USTMA members		(32.2)%			(22.7)%
Total Industry		(33.1)%			(21.5)%
Light truck tires
Segment		(23.9)%			(15.9)%
USTMA members		(22.9)%			(16.8)%
Total Industry		(22.2)%			(13.8)%
Total light vehicle tires
Segment		(24.1)%			(18.4)%
USTMA members		(31.0)%			(21.9)%
Total Industry		(31.7)%			(20.5)%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and through off-take agreements with PCT, through mid-2021, and Sailun Vietnam through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, to produce and sell TBR tires. The new joint venture began commercially producing tires in 2020.

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
Sales
Net sales of the Americas Tire Operations segment decreased from $582 million in the second quarter of 2019 to $426 million in the second quarter of 2020. In the second quarter of 2020, the segment experienced lower unit volume of $183 million and unfavorable foreign currency impact of $2 million, partially offset by favorable pricing and mix of $29 million. Unit shipments for the segment decreased 31.5 percent in the second quarter of 2020 compared with the second quarter of 2019. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 24.1 percent in 2020 compared with the same period in 2019. This decrease compares with a 31.0 percent decrease in total light vehicle tire shipments experienced by USTMA members, and a 31.7 percent decrease in total light vehicle tire shipments experienced for the total industry. Americas Tire Operations volume, as well as that of the USTMA and total industry, has been impacted by reduced demand as a result of the COVID-19 pandemic.
Net sales of the Americas Tire Operations segment decreased from $1,097 million in the first six months of 2019 to $883 million in the first six months of 2020. In the first six months of 2020, the segment experienced lower unit volume of $245 million and unfavorable foreign currency impact of $3 million, partially offset by favorable pricing and mix of $34 million. Unit shipments for the segment decreased 22.4 percent in the first six months of 2020 compared with the first six months of 2019. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 18.4 percent in 2020 compared with the same period in 2019. This decrease compares with a 21.9 percent decrease in total light vehicle tire shipments experienced by USTMA members, and a 20.5 percent decrease in total light vehicle tire shipments experienced for the total industry. Consistent with the second quarter, first half volume has been impacted by reduced demand as a result of the COVID-19 pandemic.
Operating Profit
Operating profit for the segment was $22 million in the second quarter of 2020 compared with $47 million in the second quarter of 2019. Operating profit in 2020 included $41 million of lower unit volume and $37 million of unfavorable manufacturing costs, primarily related to production days lost due to plant shut downs in the second quarter, both due to the COVID-19 pandemic. These were partially offset by $25 million of lower raw material costs and $18 million of favorable price and mix. The second quarter of 2020 also benefited from $6 million of lower selling, general and administrative expenses and $4 million of lower other expenses compared to the same period in 2019.
Operating profit for the segment decreased from $86 million in the first six months of 2019 to $32 million in the first six months of 2020. Operating profit in 2020 included $56 million of unfavorable manufacturing costs, primarily related to production days lost due to plant shut downs in the second quarter, and $55 million of lower unit volume, both due to the COVID-19 pandemic. These were partially offset by $35 million of lower raw material costs and $23 million of favorable price and mix. The first six months of 2020 also benefited from $7 million of lower selling, general and administrative expenses and $3 million of lower other expenses compared to the same period in 2019. The first half of 2020 included $11 million of restructuring costs related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA.
The segment utilizes an internal raw material index which is calculated based upon the underlying costs of the segment's key raw materials for the period and is utilized in comparing the cost of raw materials from period to period. The segment’s internally calculated raw material index decreased 15.1 percent compared to the second quarter of 2019. The raw material index decreased 8.8 percent sequentially from 150.7 in the first quarter of 2020 to 137.4 in the second quarter of 2020.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Change	2019	2020	Change	2019
Sales	$100,924	(27.1)%	$138,514	$203,312	(28.0)%	$282,299
Operating profit (loss)	$1,447	n/m	$(1,296)	$(8,832)	n/m	$(2,635)
Operating margin	1.4%	2.3 points	(0.9)%	(4.3)%	(3.4) points	(0.9)%
Total unit sales change		(16.4)%			(24.2)%
n/m - not meaningful

Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, serves as a global source of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established ACTR, to produce and sell TBR tires. The new joint venture began commercially producing tires in 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly-owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
Sales
Net sales of the International Tire Operations segment were $101 million for the quarter ended June 30, 2020, compared to $139 million in the same quarter of 2019. The segment experienced $23 million of lower unit volume, $11 million of unfavorable price and mix and $4 million of unfavorable foreign currency impact. Segment unit volume was down 16.4 percent, primarily as the result of the impact of the COVID-19 pandemic.
Net sales of the International Tire Operations segment were $203 million for the first six months of 2020, compared to $282 million in the same period of 2019. The segment experienced $68 million of lower unit volume, $8 million of unfavorable foreign currency impact and $3 million of unfavorable price and mix. Segment unit volume was down 24.2 percent, primarily as the result of the impact of the COVID-19 pandemic.
Operating Profit (Loss)
In the second quarter of 2020, the segment recorded an operating profit of $1 million, compared to an operating loss of $1 million in the second quarter of 2019. The second quarter of 2020 benefited from $5 million of lower raw material costs and $4 million of lower selling, general and administrative costs. This was partially offset by $2 million of unfavorable manufacturing efficiencies, primarily related to production days lost due to plant shut downs in the second quarter, and $2 million of lower unit volume, both primarily due to the COVID-19 pandemic. Additionally, the quarter experienced $4 million of unfavorable price and mix, as well as $1 million of higher other costs as compared to the same period in 2019. The second quarter of 2019 included $2 million of restructuring costs related to Cooper Tire Europe's decision to cease light vehicle tire production at its Melksham facility.
In the first six months of 2020, the segment experienced an operating loss of $9 million, compared to an operating loss of $3 million in the first six months of 2019. The 2020 results include $13 million of unfavorable manufacturing efficiencies, primarily related to production days lost due to plant shut downs in the second quarter, and $7 million of lower unit volume, both primarily due to the COVID-19 pandemic. Additionally, the segment experienced $3 million of unfavorable price and mix. These were partially offset by $6 million of lower raw material costs and $5 million of lower selling, general and administrative costs. The first six months of 2019 included $7 million of restructuring costs related to Cooper Tire Europe's decision to cease light vehicle tire production at its Melksham facility. Other costs were $1 million higher in the first half of 2020 compared to the first half of 2019.
Outlook for the Company
While the COVID-19 pandemic presents a level of risk going forward, the Company expects business to improve in the second half. Other than discretionary debt pay-down, the Company does not anticipate substantial cash usage in the third quarter. The Company now expects full year 2020 capital expenditures to be at the high end of the previously stated $140 to $160 million range, and an effective tax rate, excluding significant discrete items, of approximately 25 percent.

Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash provided by operating activities was $16 million in the first six months of 2020 compared to $99 million of net cash used by operating activities in the first six months of 2019. The improvement in operating cash flows was driven by the changes in working capital, with the first half of 2020 using $22 million, as compared to the usage of $220 million in the first half of 2019. Lower sales volume and decreased production activity as a result of the COVID-19 pandemic resulted in favorable movement in accounts and notes receivable and inventory in the first six months of 2020, as compared to typical seasonal growth in those balances in the first six months of 2019. This favorable movement in working capital was partially offset by unfavorable declines in 2020 relative to 2019 in both accrued liabilities and accounts payable, also primarily attributable to the COVID-19 pandemic. This favorable movement was partially offset by the Company's net loss in the first half of 2020 of $17 million, as compared to net income providing $16 million in 2019. Additionally, in 2020, non-cash items contributed $55 million of favorable cash flow movement, compared to $105 million contributed in 2019, with the decrease in the Company's LIFO reserve due to the declining inventory balance the primary change.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $72 million and $105 million in the first six months of 2020 and 2019, respectively. The reduced capital expenditures in 2020 reflect reductions enacted by the Company in response to COVID-19. Additionally, investing activities in the first six months of 2019 also include the Company's $49 million investment in the Sailun Vietnam equity joint venture.
Sources and uses of cash in financing activities
In the first six months of 2020, the Company had net short term borrowings of $236 million, as the Company utilized its revolving credit facility and accounts receivable securitization facility to increase cash on hand for working capital and general corporate purposes as it managed the impacts of the COVID-19 pandemic. In the first six months of 2019, the Company borrowed $5 million of short-term debt at its Asian operations. In 2020, the Company also borrowed $31 million as part of equipment financing arrangements.
In the first six months of 2020, the Company paid $62 million for the acquisition of the remaining noncontrolling ownership interest in COOCSA, as well as for services rendered by members of the joint venture workforce that were also shareholders of the non-controlling interest.
Dividends paid on the Company’s common shares were $11 million in the first six months of both 2020 and 2019.
Available cash, credit facilities and contractual commitments
At June 30, 2020, the Company had cash and cash equivalents of $541 million.
Domestically, the Company's Credit Facility with a consortium of banks provides up to $700 million and expires in June 2024. Of this borrowing capacity, $200 million is allocated to the Term Loan A, while the remaining $500 million is allocated to the Credit Facility. The Term Loan A was drawn in December 2019 primarily to pay for maturing unsecured notes. The Credit Facility also includes a $110 million letter of credit sub-facility.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $150 million, based on available collateral, which expires in February 2021.
At June 30, 2020, the Company has drawn $239 million on its Credit Facility and accounts receivable securitization facility for working capital and general corporate purposes. These revolving credit facilities have also been used to secure letters of credit of $21 million at June 30, 2020. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at June 30, 2020, was $338 million. The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2020.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $63 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $57 million at June 30, 2020.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, and dividend goals as it navigates the COVID-19 pandemic. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. Short-term borrowings at June 30, 2020 include $6 million of short-term notes of consolidated subsidiaries. The Company expects its subsidiaries to refinance or pay these amounts within the next twelve months.
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
It is possible that actual results may differ materially from projections or expectations due to a variety of factors, including, but not limited to:

•
the impact of the ongoing coronavirus (COVID-19) pandemic, or similar public health crises, on the Company’s financial condition, operations, distribution channels, customers and suppliers, as well as potentially exacerbating other factors discussed herein;

•
changes in the Company’s customer or supplier relationships or distribution channels, due to the ongoing COVID-19 pandemic or otherwise, including the write-off of outstanding accounts receivable or loss of particular business for competitive, credit, liquidity, bankruptcy, restructuring or other reasons;

•
the Company's ability to resume and maintain full operations at facilities that have been idled and restarted due to the COVID-19 pandemic, and the impact of other disruptions to the Company's operations relating to the pandemic, including due to travel and other government-imposed restrictions;

•
the costs and timing of restructuring actions and impairments or other charges resulting from such actions, or disruptions or other adverse impacts of such actions, including restructuring and related actions in Europe, the U.S. and at the Company's manufacturing facility in Mexico, after the Company's purchase of the remaining noncontrolling interest in such facility in January, or from adverse industry, market or other developments, including the impact of the COVID-19 pandemic;

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

•	the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;

•	changes in economic and business conditions in the world, including changes related to the COVID-19 pandemic and to the United Kingdom’s withdrawal from the European Union;

•	the inability to obtain and maintain price increases to offset higher production, tariffs, raw material, energy or other costs;

•
a disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance;

•	increased competitive activity, including actions by larger competitors or lower-cost producers;

•
the failure to develop technologies, processes or products needed to support consumer or customer demand or changes in consumer or customer behavior, brand perceptions, and preferences, including changes in sales channels;

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

•	the failure to successfully ramp up production at the Company's ACTR joint venture to produce TBR tires according to plans, and the ability to find and develop alternative sources for TBR products;

•	government regulatory and legislative initiatives including environmental, healthcare, privacy and tax matters;

•	changes in interest or foreign exchange rates or the benchmarks used for establishing the rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement ERP systems;

•	the risks associated with doing business outside of the U.S.;

•	technology advancements;

•	the inability to recover the costs to refresh existing products or develop and test new products or processes;

•	failure to attract or retain key personnel;

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

There have been no material changes in market risk at June 30, 2020 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of June 30, 2020 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at June 30, 2020. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Item 1A.	RISK FACTORS
Some of the more significant risk factors related to the Company follow:
Impact of the ongoing coronavirus (COVID-19) pandemic, or similar public health crises, on the Company's operations, distribution channels, customers and suppliers.
From time to time, the Company may face risks related to public health threats or outbreaks of communicable diseases, such as COVID-19. The Company has global manufacturing facilities, distribution channels, suppliers and customers, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of people, labor or products, the Company's financial condition, operations, suppliers, customers and distribution channels could be severely impacted.  Such a pandemic could also have an adverse impact on consumer demand and commodity prices. Any material changes in the Company's production supply or demand for products could materially and adversely affect the Company's results of operations and liquidity.
The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. The tire industry has been particularly negatively impacted by the COVID-19 pandemic, characterized by a sudden decline in tire demand. The Company’s results have been, and are likely to continue to be, adversely impacted by this economic disruption, including impacting tire unit volumes, sales, income and cash flow.  In addition, the Company’s ability to continue implementing important strategic initiatives and capital expenditures may be reduced as it devotes time and other resources to responding to the impacts of the COVID-19 pandemic. In response to government mandates and health care advisories, the Company altered certain aspects of its operations, including the temporary idling of manufacturing facilities for various lengths of time. A portion of the Company's workforce has had to spend a significant amount of time working remotely, which may impact productivity, increase cybersecurity and data security risks, and disrupt internal controls and procedures.
Federal, state, local and foreign governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business, and these measures change from time to time. Some of these actions could adversely impact the ability of Company employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

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
Deterioration in the global macroeconomic environment or in specific regions, including availability of transportation, work stoppages, port strikes, public health emergencies, social unrest, political upheavals or other factors, could impact the Company, its customers or its suppliers and, depending upon the severity and duration of these factors, the Company’s profitability and liquidity position could be negatively impacted.
The Company’s competitors may also change their actions as a result of changes to the business environment, which could result in increased price competition and discounts, resulting in lower margins or reduced sales volumes for the business.
The financial distress of one or more of the Company's major customers as a result of the current economic environment, or other factors, could impact the timeliness of customer payments and, ultimately, the collectability of accounts receivable, which could harm the Company's results of operations, financial condition and liquidity. In addition, the bankruptcy, restructuring, financial condition, consolidation or other cooperation of one or more of the Company’s major suppliers, as well as the strategic actions of competitors, could result in a reduction in purchases of the Company’s products or a supply disruption to its facilities, which could harm the Company’s results of operations, financial condition and liquidity.
The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires, raw materials or equipment used in tire manufacturing.
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the implementation of the USMCA, or certain other international trade agreements, or other trade restrictions or retaliatory actions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
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
In addition, the European Union’s General Data Protection Regulation (“GDPR”), which came into effect in May 2018, creates a range of new compliance obligations for companies that process personal data of European Union residents, and increases financial penalties for non-compliance. As a company that processes personal data of European Union residents, the Company bears the costs of compliance with the GDPR and is subject to the potential for fines and penalties in the event of a breach of the GDPR.
Aside from the European Union, other jurisdictions have enacted, or are considering, regulations regarding data privacy. The California Consumer Privacy Act ("CCPA"), which became effective in January 2020, and others that may be passed, introduce requirements with respect to personal information, and non-compliance with CCPA may result in liability through private actions and enforcement. Failure to comply with these current and future laws could result in significant penalties and could have a material adverse effect on the Company and results of operations.
Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Additionally, digital technologies may become more vulnerable and experience a higher rate of rapidly evolving cyberattacks in the current environment of remote connectivity. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. A system failure, accident or security breach could result in business disruption, theft of its intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to the Company's operations or the theft, loss or disclosure of, or damage to, the Company's data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
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
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility, including the outcome of the restructurings and related actions in Europe, the U.S. and at the Company's manufacturing facility in Mexico, after the recent purchase of the remaining noncontrolling interest in the facility, as well other current and potential future outcomes from the Company's ongoing region by region global footprint assessment. The Company may not realize anticipated savings or benefits from the Mexico purchase and restructuring, or other actions, in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
In addition, fluctuations in the price of gasoline for consumers can affect driving and purchasing habits and impact demand for tires.
If the Company fails to develop technologies, processes or products needed to keep up with rapidly evolving distribution channels and to support consumer and customer demand or, changes in consumer or customer behavior, it may lose significant market share or be unable to recover associated costs.
The Company’s tire sales, margins and profitability may be significantly impacted if it does not develop or have available technologies, processes, including distribution methods, or products that competitors may be developing and consumers or dealers or distributors are demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires, changes in the types of tires consumers prefer and changes in the vehicles consumers are purchasing. Additionally, the Company is also impacted by changes in consumer brand perceptions and the way consumers buy tires and failure to effectively compete in various sales and marketing channels, including digital channels and mass merchandising outlets.
Technologies or processes may also be developed by competitors that better distribute tires to consumers, including through wholly-owned distributors, which could affect the Company’s customers and implementation of its strategic plan.
An increase in consumer preference for car- and ride-sharing services, as opposed to automobile ownership, or other changes in consumer driving practices, including reduced driving caused by increases in remote working arrangements or a rise in consumer e-commerce activity levels, may result in a long term reduction in the number of vehicles per capita or in miles driven. Additionally, refreshing existing products and developing new products and technologies requires significant investment and capital expenditures, is technologically challenging and requires extensive testing and accurate anticipation of technological and market trends. If the Company fails to develop new products that are appealing to the Company's customers and consumers, or fails to develop products on time and within budgeted amounts, the Company may be unable to recover its product development and testing costs. If the Company cannot successfully use new production or equipment methodologies it invests in, it may also not be able to recover those costs.
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
In 2014, the Company sold its ownership interest in PCT and entered into off-take agreements with PCT to provide the continuous supply of certain TBR and passenger car tires for the Company through mid-2018. The agreements have been extended and now expire in mid-2021. If there are any disruptions in or quality issues with the supply of TBR products from PCT, it could have a material negative impact on the Company’s business. The Company is actively pursuing options to ensure the uninterrupted supply of these tires to meet the demands of the business beyond the terms of the PCT off-take agreements, including the use of joint ventures, both as the majority and minority shareholder, including GRT and ACTR, and an off-take agreement with Sailun Vietnam.
The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to risks associated with doing business outside the U.S.
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico, the PRC and Vietnam. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the sole owner of COOCSA, a manufacturing entity in Mexico, after purchasing the remaining noncontrolling interest on January 24, 2020, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of TBR tires for the Company and the Company entered into an off-take agreement with Sailun Vietnam, located in Vietnam, for the supply of TBR tires. Additionally, Cooper Vietnam recently formed a joint venture with Sailun Vietnam, which began commercially producing tires in 2020. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is complex and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business or obtaining another improper benefit. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires, raw materials or equipment used in tire manufacturing", "There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries" and "The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business."
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
LIBOR reform, increases in interest rates or changes in credit ratings may negatively impact the Company.
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

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	—	$—	—	$193,123
May 1, 2020 through May 31, 2020	—	—	—	193,123
June 1, 2020 through June 30, 2020	—	—	—	193,123
Total	—		—

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

The 2017 Repurchase Program was extended by the Board of Directors on December 3, 2019 until December 31, 2021. No other changes to the 2017 Repurchase Program were made.

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

COOPER TIRE & RUBBER COMPANY

/s/ Christopher J. Eperjesy
Christopher J. Eperjesy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Mark A. Young
Mark A. Young
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
August 3, 2020
(Date)