Form 10-K/A
period 2019-12-31
COOPER TIRE & RUBBER CO
filed 2020-08-20
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Cooper Tire & Rubber Company (the “Company”) is filing this Annual Report on Form 10-K/A, Amendment No. 1 (the “Amendment”) to replace the report of Ernst & Young LLP, our Independent Registered Public Accounting Firm, which appeared on pages 79-80 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 24, 2020 (the “Original Report”). The report of Ernst & Young LLP previously incorrectly excluded language required to conform to PCAOB Auditing Standards 3101, resulting from a clerical error. The report of Ernst & Young LLP, as replaced in the Amendment, does not modify the unqualified opinion previously expressed in the Original Report. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 and Item 15 of the Form 10-K in this Amendment, however, there have been no changes to such items other than to replace the report of Ernst & Young LLP as described above.

Except as expressly set forth above, the Amendment does not, and does not purport to, amend, update or restate the information in any other item in the Original Report or reflect any events that have occurred after the filing of the Original Report. Accordingly, the Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC subsequent to the filing of the Original Report.

TABLE OF CONTENTS
COOPER TIRE & RUBBER COMPANY – FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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
The following table presents intangible assets and accumulated amortization balances as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Capitalized software costs	$205,929	$(115,090)	$90,839	$197,338	$(97,972)	$99,366
Land use rights	14,145	(3,545)	10,600	14,526	(3,860)	10,666
Trademarks and tradenames	3,800	(3,800)	—	8,000	(7,823)	177
Other	1,400	(1,300)	100	3,261	(2,966)	295
	225,274	(123,735)	101,539	223,125	(112,621)	110,504
Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817
	$235,091	$(123,735)	$111,356	$232,942	$(112,621)	$120,321

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

The following tables disclose the amount of net periodic benefit costs for the twelve months ended December 31, 2019 and 2018, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Twelve Months Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$8,906	$10,363	$9,860
Interest cost	39,499	36,840	39,251
Expected return on plan assets	(48,034)	(54,035)	(54,058)
Amortization of actuarial loss	32,432	32,939	37,122
Amortization of prior service cost	703	—	—
Net periodic benefit cost	$33,506	$26,107	$32,175

	Pension Benefits - International
	Twelve Months Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Interest cost	$11,061	$11,161	$11,525
Expected return on plan assets	(11,554)	(12,073)	(11,262)
Amortization of actuarial loss	3,411	4,264	5,448
Amortization of prior service cost	309	—	—
Effect of settlements	4,262	—	—
Net periodic benefit cost	$7,489	$3,352	$5,711

	Other Post Retirement Benefits
	Twelve Months Ended December 31,
	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$1,573	$1,948	$2,003
Interest cost	9,887	9,251	10,063
Amortization of prior service credit	(409)	(541)	(566)
Net periodic benefit cost	$11,051	$10,658	11,500

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
All plans
Discount rate	3.70%	3.20%	3.54%	4.05%	3.50%	3.95%
Expected return on plan assets	5.00%	5.34%	5.57%	—%	—%	—%
Domestic plans
Discount rate	4.05%	3.50%	3.90%	4.05%	3.50%	3.95%
Expected return on plan assets	5.66%	6.25%	6.50%	—%	—%	—%
Foreign plans
Discount rate	2.80%	2.50%	2.50%	—%	—%	—%
Expected return on plan assets	3.34%	3.19%	3.29%	—%	—%	—%

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

The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 9 - Fair Value Measurements.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	NAV(1)
December 31, 2019
United States plans
Cash and cash equivalents	$23,867	$23,867	$—	$—	$—
Collective Trust Funds - Equity	309,794	—	—	—	309,794
Collective Trust Funds - Fixed income	682,279	—	22,410	—	659,869
Collective Trust Funds - Real Estate	31,274	—	—	—	31,274
	$1,047,214	$23,867	$22,410	$—	$1,000,937
United Kingdom plan
Cash and cash equivalents	$1,802	$1,802	$—	$—	$—
Equity securities	72,503	72,503	—	—	—
Fixed income securities	259,192	259,192	—	—	—
Other investments	44,039	—	13,859	30,180	—
	$377,536	$333,497	$13,859	$30,180	$—
December 31, 2018
United States plans
Cash & Cash Equivalents	$23,896	$23,896	$—	$—	$—
Collective Trust Funds - Equity	238,795	—	—	—	238,795
Collective Trust Funds - Fixed Income	622,576	—	10,514	—	612,062
Collective Trust Funds - Real Estate	26,862	—	—	—	26,862
	$912,129	$23,896	$10,514	$—	$877,719
United Kingdom plan
Cash & Cash Equivalents	$1,644	$1,644	$—	$—	$—
Equity securities	58,848	58,848	—	—	—
Fixed income securities	244,262	244,262	—	—	—
Other investments	42,354	—	13,416	28,938	—
	$347,108	$304,754	$13,416	$28,938	$—
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

The following table summarizes the Company’s open market and 10b5-1 plan share repurchase activity and related information during the twelve months ended December 31, 2019 and December 31, 2018:

	Number of Shares	Average Repurchase Price Per Share	Amount (including commissions)
2019 share repurchase activity:
2017 Repurchase Program	—	—	$—
Total share repurchases	—		—
2018 share repurchase activity:
2017 Repurchase Program	1,018,089	$29.65	$30,183
Total share repurchases	1,018,089		30,183

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

The following table details segment financial information:

	Twelve Months Ended December 31,
	2019	2018	2017
Net sales:
Americas Tire
External customers	$2,315,497	$2,330,457	$2,376,808
Intercompany	38,229	32,189	39,970
	2,353,726	2,362,646	2,416,778
International Tire
External customers	437,143	477,621	477,848
Intercompany	96,860	163,355	141,021
	534,003	640,976	618,869
Eliminations	(135,090)	(195,560)	(180,991)
Consolidated net sales	$2,752,639	$2,808,062	$2,854,656
Operating profit (loss):
Americas Tire	237,753	229,500	355,059
International Tire	(13,390)	(14,044)	15,168
Unallocated corporate charges	(49,968)	(51,564)	(59,153)
Eliminations	60	1,353	(1,827)
Consolidated operating profit	$174,455	$165,245	$309,247

Interest expense	(31,189)	(32,181)	(32,048)
Interest income	9,458	10,216	7,362
Other pension and postretirement benefit expense	(41,567)	(27,806)	(37,523)
Other non-operating expense	(1,485)	(1,416)	(3,113)
Income before income taxes	$109,672	$114,058	$243,925
Depreciation and amortization expense:
Americas Tire	44,551	57,265	91,324
International Tire	31,654	34,564	33,303
Corporate	71,849	55,332	15,601
Consolidated depreciation and amortization expense	$148,054	$147,161	$140,228
Segment assets:
Americas Tire	1,543,779	1,513,534	1,552,855
International Tire	739,076	662,226	700,690
Corporate and other	519,483	458,445	454,380
Consolidated assets	$2,802,338	$2,634,205	$2,707,925
Expenditures for long-lived assets:
Americas Tire	111,819	112,444	109,175
International Tire	62,334	71,667	89,008
Corporate	28,569	9,188	(997)
Consolidated expenditures for long-lived assets	$202,722	$193,299	$197,186

Geographic information for long-lived assets follows:

	As of December 31,
	2019	2018	2017
Net sales
United States	$2,175,599	$2,196,424	$2,240,882
Rest of world	577,040	611,638	613,774
Consolidated net sales	$2,752,639	$2,808,062	$2,854,656
Long-lived assets (a)
United States	683,769	595,768	568,215
PRC	239,889	232,339	218,044
Rest of world	204,336	173,814	180,488
Consolidated long-lived assets	$1,127,994	$1,001,921	$966,747
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
Date: August 20, 2020

EXHIBIT INDEX
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by Cooper Tire & Rubber Company (File Number 001-04329), unless otherwise noted.

(23)	Consent of Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)