Form 10-Q
period 2020-09-30
COOPER TIRE & RUBBER CO
filed 2020-10-29
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 28, 2020 was 50,373,923.

Part I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$764,850	$704,134	$1,792,803	$2,002,428
Cost of products sold	527,575	589,768	1,433,976	1,700,662
Gross profit	237,275	114,366	358,827	301,766
Selling, general and administrative expense	65,768	60,786	175,833	183,452
Restructuring expense	—	811	12,404	7,442
Operating profit	171,507	52,769	170,590	110,872
Interest expense	(5,400)	(7,476)	(16,914)	(23,599)
Interest income	559	1,507	2,905	6,887
Other pension and postretirement benefit expense	(5,621)	(9,562)	(15,413)	(28,212)
Other non-operating income (expense)	2,303	(509)	3,678	(593)
Income before income taxes	163,348	36,729	144,846	65,355
Income tax provision	40,225	7,721	38,683	19,908
Net income	123,123	29,008	106,163	45,447
Net income (loss) attributable to noncontrolling shareholders' interests	519	(336)	1,365	301
Net income attributable to Cooper Tire & Rubber Company	$122,604	$29,344	$104,798	$45,146

Earnings per share:
Basic	$2.44	$0.58	$2.08	$0.90
Diluted	2.42	0.58	2.08	0.90

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$123,123	$29,008	$106,163	$45,447
Other comprehensive income (loss):
Cumulative currency translation adjustments	24,952	(17,692)	(7,103)	(15,718)
Currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	—	(11,748)	—
Financial instruments:
Change in the fair value of derivatives	14	(2,052)	(7,109)	(4,393)
Income tax provision on derivative instruments	32	530	1,877	1,213
Financial instruments, net of tax	46	(1,522)	(5,232)	(3,180)
Postretirement benefit plans:
Amortization of actuarial loss	9,033	9,177	26,183	27,625
Amortization of prior service cost (credit)	398	(102)	1,029	(306)
Actuarial loss	—	—	(31,490)	—
Income tax (benefit) provision on postretirement benefit plans	(2,078)	(2,041)	1,883	(6,123)
Foreign currency translation (loss) gain	(2,867)	2,201	1,932	2,170
Postretirement benefit plans, net of tax	4,486	9,235	(463)	23,366
Other comprehensive income (loss)	29,484	(9,979)	(12,798)	4,468
Comprehensive income	152,607	19,029	93,365	49,915
Less: Comprehensive income (loss) attributable to noncontrolling shareholders' interests	1,834	(2,324)	2,225	(1,047)
Comprehensive income attributable to Cooper Tire & Rubber Company	$150,773	$21,353	$91,140	$50,962
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)
	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$495,599	$391,332
Notes receivable	15,622	535
Accounts receivable, less allowances of $11,037 at 2020 and $8,109 at 2019	568,937	544,257
Inventories:
Finished goods	289,976	326,839
Work in process	28,360	28,250
Raw materials and supplies	102,806	109,132
Total inventories	421,142	464,221
Other current assets	42,676	52,635
Total current assets	1,543,976	1,452,980
Property, plant and equipment:
Land and land improvements	56,243	53,516
Buildings	349,186	344,142
Machinery and equipment	2,079,088	2,042,578
Molds, cores and rings	263,734	262,444
Total property, plant and equipment	2,748,251	2,702,680
Less: Accumulated depreciation	1,720,249	1,655,438
Property, plant and equipment, net	1,028,002	1,047,242
Operating lease right-of-use assets, net of accumulated amortization of $44,750 at 2020 and $26,121 at 2019	85,230	80,752
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $138,715 at 2020 and $123,735 at 2019	100,309	111,356
Deferred income tax assets	32,791	29,336
Investment in joint venture	50,794	48,912
Other assets	20,444	12,909
Total assets	$2,880,397	$2,802,338
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)
	(Unaudited)
(Continued)	September 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$15,422	$12,296
Accounts payable	263,567	276,732
Accrued liabilities	299,272	302,477
Income taxes payable	39,080	2,304
Current portion of long-term debt and finance leases	22,923	10,265
Total current liabilities	640,264	604,074
Long-term debt and finance leases	319,438	309,148
Noncurrent operating leases	63,952	55,371
Postretirement benefits other than pensions	227,264	227,216
Pension benefits	136,900	126,707
Other long-term liabilities	142,176	149,065
Deferred income tax liabilities	1,773	3,024
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2020 and 2019	87,850	87,850
Capital in excess of par value	19,282	22,175
Retained earnings	2,613,868	2,524,963
Accumulated other comprehensive loss	(472,986)	(447,580)
Parent stockholders' equity before treasury stock	2,248,014	2,187,408
Less: Common shares in treasury at cost (37,481,374 at 2020 and 37,647,058 at 2019)	(919,907)	(922,783)
Total parent stockholders' equity	1,328,107	1,264,625
Noncontrolling shareholders' interests in consolidated subsidiaries	20,523	63,108
Total equity	1,348,630	1,327,733
Total liabilities and equity	$2,880,397	$2,802,338
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$106,163	$45,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	118,131	111,518
Stock-based compensation	4,071	3,473
Change in LIFO inventory reserve	(39,845)	2,438
Amortization of unrecognized postretirement benefits	27,212	27,314
Changes in operating assets and liabilities:
Accounts and notes receivable	(41,929)	(80,571)
Inventories	78,008	(96,043)
Other current assets	(10,411)	(352)
Accounts payable	3,563	(2,492)
Accrued liabilities	(5,008)	(5,350)
Other items	5,935	(19,795)
Net cash provided by (used in) operating activities	245,890	(14,413)
Investing activities:
Additions to property, plant and equipment and capitalized software	(96,604)	(155,808)
Investment in joint venture	—	(49,001)
Proceeds from the sale of assets	146	6
Net cash used in investing activities	(96,458)	(204,803)
Financing activities:
Issuances of short-term debt	327,860	1,488
Repayment of short-term debt	(333,129)	(588)
Issuance of long-term debt	31,142	—
Repayment of long-term debt and finance lease obligations	(11,299)	(1,196)
Acquisition of noncontrolling shareholder interest	(62,272)	—
Payment of financing fees	—	(2,207)
Payments of employee taxes withheld from share-based awards	(990)	(1,376)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(15,840)	(15,799)
Issuance of common shares related to stock-based compensation	2,122	114
Net cash used in financing activities	(62,406)	(19,564)
Effects of exchange rate changes on cash	(693)	1,958
Net change in cash, cash equivalents and restricted cash	86,333	(236,822)
Cash, cash equivalents and restricted cash at beginning of period	413,124	378,246
Cash, cash equivalents and restricted cash at end of period	$499,457	$141,424

Cash and cash equivalents	$495,599	$137,093
Restricted cash included in Other current assets	2,361	2,850
Restricted cash included in Other assets	1,497	1,481
Total cash, cash equivalents and restricted cash	$499,457	$141,424

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
There is typically a year-round demand for the Company's products, however, passenger car and light truck ("light vehicle") replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November. Operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
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
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each period. When applicable, diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$122,604	$29,344	$104,798	$45,146
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,323	50,179	50,281	50,148
Effect of dilutive securities - stock options and other stock units	293	179	144	218
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,616	50,358	50,425	50,366
Earnings per share:
Basic	$2.44	$0.58	$2.08	$0.90
Diluted	2.42	0.58	2.08	0.90

All options to purchase shares of the Company's common stock were included in the computation of diluted earnings per share at September 30, 2020. Options not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares were 77,215 at September 30, 2019.

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
In implementing the standard, the Company amended its policy to utilize an expected loss methodology based on credit risk in place of the incurred loss methodology based on aging. The Company's updated policy includes the regular review of its outstanding accounts receivable portfolio to assess risk and likelihood of credit loss. This review includes consideration of potential credit loss over the asset's contractual life, along with historical experience, current conditions and forecasts based on management's judgment. The Company also performs periodic credit evaluations of customers’ financial conditions in order to assess credit worthiness and maintain appropriate credit limits. Accounts receivable, net of the allowance for credit losses, are $568,937 and $544,257 as of September 30, 2020 and December 31, 2019, respectively. The Company recorded provisions for credit losses for receivables of $11,037 and $8,109 at the same dates. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.
Tariffs - The Company is subject to tariffs on the import of tires, raw materials and tire-manufacturing equipment in certain of the jurisdictions in which it operates. Tariff costs are included within inventory as they pertain to tires and raw materials, while tariffs on tire-manufacturing equipment are included as part of the cost of fixed assets. Material components of the Company's tariff costs include:

•
Passenger Car and Light Truck Tire Tariffs - Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the People's Republic of China ("PRC") into the United States were initiated on July 14, 2014. The determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The rates are subject to review annually and a material change in the new rates could have a significant impact on the Company's results.

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
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse accounting impacts on the Company’s results of operations for the three and nine month periods ended September 30, 2020. Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Company cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on the business. The Company continues to take actions designed to mitigate the adverse effects of this rapidly changing market environment.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company's payment of employer payroll taxes after enactment otherwise due in 2020 will be delayed, with 50 percent due by December 31, 2021, and the remaining 50 percent by December 31, 2022. At September 30, 2020, the Company has deferred the remittance of $8,752 of employer taxes under the CARES Act and is reflected in the Company's Accrued liabilities in the Condensed Consolidated Balance Sheets. The Company continues to evaluate the potential applicability and related impact of the CARES Act. The CARES Act has had no further impact on the Company’s condensed consolidated financial statements at September 30, 2020.

Note 3.	Restructuring
Reduction in Force
In the second quarter of 2020, the Company announced a reduction in its workforce as a result of the Company's continuing evaluation of the skills and roles required for the Company to succeed and grow into the future. As a result of this action, the Company incurred severance and other related costs of $1,474 for the three month period ended June 30, 2020. No further expenses were incurred for the nine month period ended September 30, 2020.
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
In accordance with ASC 810, "Consolidation", the excess of the purchase price over the noncontrolling shareholder interest was recorded as a decrease to Capital in excess of par value to reflect the additional ownership. Payments to members of the joint venture workforce in connection with services rendered included $7,772 paid to members that were also shareholders of the non-controlling interest. This amount was also treated as part of the overall purchase price under ASC 810.
In addition to the payments made to the joint venture workforce for services rendered, the Company also incurred $2,712 of other costs associated with the transaction. For the three month period ended March 31, 2020, the Company incurred restructuring expense of $10,930 related to the COOCSA acquisition. There were no further restructuring expenses for the nine month period ended September 30, 2020.
The three and nine month period costs related to the reduction in force and COOCSA acquisition are comprised of:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Reduction in force - severance	$—	$1,250
Reduction in force - other	—	224
Joint venture workforce services rendered	—	8,218
Professional and other costs	—	2,712
Total restructuring expense	$—	$12,404

At September 30, 2020, the Company's accrued restructuring balance is $461, composed of accrued severance and other costs. The Company does not anticipate material further restructuring costs related to these events in 2020.
Cooper Tire Europe
On January 17, 2019, Cooper Tire Europe, a wholly-owned subsidiary of the Company, committed to a plan to cease light vehicle tire production at its Melksham, U.K. facility, which is included in the International Segment. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center. Costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility were $811 for the quarter ended September 30, 2019, $7,442 for the nine months ended September 30, 2019 and $8,315 for the full year ended December 31, 2019. In connection with this business realignment, a one-time payment from the U.S. to Serbia was made during the fourth quarter of 2019 in order to allow the Serbian operations to improve their financial standing and serve as a reliable and fully operational contract manufacturer for the U.S.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Melksham employee severance costs	$(411)	$5,308
Asset write-downs & other costs	1,222	2,134
Total restructuring expense	$811	$7,442

In addition to the items classified as restructuring expense, the Company incurred costs of $363 and $677 for the three and nine months ended September 30, 2019 as a result of Cooper Tire Europe's decision to cease light vehicle tire production at the Melksham facility. These additional costs relate to professional fees associated with the Company's evaluation of its legal entity structure moving forward and were included within selling, general and administrative expense. For the year ended December 31, 2019, the Company incurred $759 of additional costs within selling, general and administrative costs.

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

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30, 2020
	Americas	International	Eliminations	Total
Light Vehicle (1)	$594,598	$108,416	$(18,007)	$685,007
Truck and bus radial	51,881	20,909	(18,834)	53,956
Other (2)	13,059	12,828	—	25,887
Net sales	$659,538	$142,153	$(36,841)	$764,850

	Nine Months Ended September 30, 2020
	Americas	International	Eliminations	Total
Light Vehicle (1)	$1,378,586	$252,724	$(36,688)	$1,594,622
Truck and bus radial	129,246	61,450	(58,089)	132,607
Other (2)	34,284	31,290	—	65,574
Net sales	$1,542,116	$345,464	$(94,777)	$1,792,803

	Three Months Ended September 30, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$537,711	$103,275	$(16,651)	$624,335
Truck and bus radial	51,187	17,973	(13,442)	55,718
Other (2)	13,059	11,022	—	24,081
Net sales	$601,957	$132,270	$(30,093)	$704,134

	Nine Months Ended September 30, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$1,508,374	$308,860	$(57,594)	$1,759,640
Truck and bus radial	151,045	65,561	(53,748)	162,858
Other (2)	39,782	40,148	—	79,930
Net sales	$1,699,201	$414,569	$(111,342)	$2,002,428

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
Significant changes in the contract liabilities balance, included within the Company's Accrued liabilities on the Condensed Consolidated Balance Sheets, during the nine months ended September 30, 2020 are as follows:

Contract Liabilities
Contract liabilities at beginning of year	$1,080
Increases to deferred revenue for cash received in advance from customers	6,650
Decreases due to recognition of deferred revenue	(6,303)
Contract liabilities at September 30, 2020	$1,428

Transaction price allocated to remaining performance obligations

For the three and nine months ended September 30, 2020 and 2019, revenue recognized from performance obligations related to prior periods is not material.
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
The Company uses the last-in, first-out ("LIFO") method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out ("FIFO") method was $326,754 and $365,585 at September 30, 2020 and December 31, 2019, respectively. These FIFO values have been reduced by approximately $47,771 and $87,616 at September 30, 2020 and December 31, 2019, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The Company's remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 6.	Income taxes
For the three month period ended September 30, 2020, the Company recorded income tax expense of $40,225 (effective tax rate of 24.6 percent) compared to income tax expense of $7,721 (effective tax rate of 21.0 percent) for the same period in 2019. For the nine month period ended September 30, 2020, the Company recorded income tax expense of $38,683 (effective tax rate of 26.7 percent) compared to income tax expense of $19,908 (effective tax rate of 30.5 percent) for the same period in 2019.
The Company's 2020 and 2019 three and nine month period provisions for income tax are calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The Company is subject to the U.S. federal statutory rate of 21 percent. The effective tax rate for the three and nine month period ended September 30, 2020 differs from the U.S. federal statutory rate primarily due to the mix of projected earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded. The effective tax rate for the nine month period ended September 30, 2020 includes $4,361 of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred during the first quarter. The effective tax rates for the three and nine month periods ended September 30, 2019 differ from the U.S. federal statutory rate primarily due to net discrete tax benefit of $1,863 and net discrete tax expense of $2,522 recorded during the three and nine month periods, respectively, as well as the mix of projected earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at September 30, 2020 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset its net operating loss carryforward deferred tax asset by a valuation allowance of $1,378. In addition, the Company has recorded valuation allowances of $25,400 related to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $26,778. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable. If the evidence suggests that deferred tax assets for these operations will more likely than not be able to be realized in the future, release of a portion or all of the valuation allowance in place for these entities could occur. Such release could materially impact the Company's effective tax rate in the period in which the release occurs.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits. At September 30, 2020, the liability, exclusive of penalty and interest, totals approximately $14,532. During the nine month period ended September 30, 2020, $4,361 of additional unrecognized tax benefit related to the tax deductibility of certain business expenses incurred and an immaterial amount of interest expense were accrued.
The Company operates in multiple jurisdictions throughout the world and has effectively settled U.S. federal income tax examinations for tax years before 2017, state and local income tax examinations for tax years before 2016 (with limited exceptions), and income tax examinations in its major foreign taxing jurisdictions for tax years before 2014. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

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
The Company has an accounts receivable securitization facility that provides up to $150,000 based on available collateral and expires in February 2021. Pursuant to the terms of the facility, the Company is permitted to sell certain of its domestic trade receivables on a continuous basis to its wholly-owned, bankruptcy-remote subsidiary, Cooper Receivables LLC (“CRLLC”). In turn, CRLLC may sell an undivided ownership interest in the purchased trade receivables, without recourse, to a PNC Bank administered, asset-backed commercial paper conduit. The accounts receivable securitization facility has no significant financial covenants until available credit is less than specified amounts. The Company is evaluating renewal, modification or replacement of this facility prior to expiration.
The Company had no borrowings under the revolving credit facility or the accounts receivable securitization facility at September 30, 2020 or December 31, 2019. Amounts used to secure letters of credit totaled $23,539 at September 30, 2020 and $21,651 at December 31, 2019. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its Credit Facility with its bank group and its accounts receivable securitization facility at September 30, 2020, was $574,561.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $65,342 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $60,920 at September 30, 2020.
On May 15, 2020, the Company entered into equipment financing arrangements in the amount of $31,142. The equipment financings, which are wholly-secured by manufacturing equipment within the Company's U.S. operations, are due in equal monthly installments through maturity in 2025. The equipment financing includes interest at 3.05 percent and contain no significant financial covenants.
On September 24, 2020, the Company entered into an aircraft lease agreement commencing in the first quarter of 2021. This new aircraft lease will replace the Company's existing aircraft lease, which expires in March, 2021. As part of this agreement, the Company signed an $11,000 promissory note that will be discharged upon the lease commencement. This non-cash transaction is reflected as an increase to Other assets and Short-term borrowings at September 30, 2020, and will be reclassified to Operating lease right-of-use asset and Operating lease liability upon lease commencement. The promissory note includes interest at 1.65 percent and contains no significant financial covenants.

The following is a summary of the Company's debt and finance leases as of September 30, 2020 and December 31, 2019.

		Principal Balance		Weighted Average Interest Rate	Principal Balance		Weighted Average Interest Rate
		Current	Long-Term		Current	Long-Term
	Maturity Date	September 30, 2020			December 31, 2019
Promissory Note	February, 2021	$11,000	$—	1.645%	$—	$—	n/a
Asia short term notes	Various maturities	4,422	—	3.915%	12,296	—	4.701%
		15,422	—		12,296	—

Term loan A	June, 2024	11,250	178,750	2.025%	10,000	187,500	3.300%
Unsecured notes	March, 2027	—	116,880	7.625%	—	116,880	7.625%
Equipment financing	May, 2025	6,003	23,179	3.050%	—	—	n/a
Finance leases and other	Various maturities	5,670	1,690	1.618%	265	5,998	2.613%
		22,923	320,499		10,265	310,378

Less, Unamortized debt issuance costs		—	1,061		—	1,230
		$38,345	$319,438		$22,561	$309,148

Additional Credit Capacity at September 30, 2020
Credit Facility	$500,000
Accounts receivable securitization facility	150,000
Asia short term notes	65,342
715,342
Less, amounts used to secure letters of credit and other unavailable funds	79,861
$635,481

The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2020.

Note 8.	Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the Condensed Consolidated Balance Sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies, generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to one year. The notional amount of these foreign currency derivative instruments at September 30, 2020 and December 31, 2019 was $118,330 and $167,915, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts of $(129) and $(1,033) as of September 30, 2020 and December 31, 2019, respectively, are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and reclassified into earnings as the hedged transactions occur.
The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. The Company also utilizes designated foreign currency forward contracts to hedge the principal amounts of certain intercompany loans.  The fair value of these contracts is $(1,366) and $(994) at September 30, 2020 and December 31, 2019, respectively.  These contracts have maturities of up to one year and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing.
On July 11, 2019, in order to hedge its Term Loan A variable rate debt, with an interest rate indexed to LIBOR plus 150 basis points, the Company entered into forward-starting interest rate swaps with effective dates of December 2, 2019 and termination dates of June 27, 2024. The initial notional amount of these swaps is $200,000 and decreases quarterly by varying amounts over the life of the swaps, in accordance with the Term Loan A repayment schedule. For the three and nine months ending September 30, 2020, net payments have been made in the amount of $763 and $1,370, respectively. The interest rate swaps effectively fix the variable interest rate component on the notional amount of these swaps at 1.720 percent. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded in accumulated other comprehensive income in the amount of $(9,443) and $(1,032) at September 30, 2020 and December 31, 2019. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the period to period change in swap and hedged item values.
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	September 30, 2020	December 31, 2019
Designated as hedging instruments:
Gross amounts recognized	$(11,128)	$(3,208)
Gross amounts offset	190	149
Net amounts	$(10,938)	$(3,059)
Not designated as hedging instruments:
Gross amounts recognized	$(450)	$(1,118)
Gross amounts offset	129	76
Net amounts	$(321)	$(1,042)
Net amounts presented:
Accrued liabilities	$(4,758)	$(2,420)
Other long-term liabilities	(6,501)	(1,681)

The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amount of Loss Recognized in Other Comprehensive Income (Loss) on Derivatives	$(658)	$(1,164)	$(6,753)	$(2,714)
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Net sales	$190	$143	$972	$998
Interest expense	(31)	(30)	(90)	(94)
Other non-operating income (expense)	(831)	775	(526)	775
	$(672)	$888	$356	$1,679

The following table presents the location and amount of gains and losses on foreign exchange contract derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Other non-operating income (expense)	$(2,520)	$2,120	$2,819	$1,490

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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivative	$(1,816)	$—	$(1,816)	$—
Interest Rate Swaps	(9,443)	—	(9,443)	—
Stock-based Liabilities	(14,656)	(14,656)	—	—

	December 31, 2019
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)

Foreign Currency Derivative	$(3,069)	$—	$(3,069)	$—
Interest Rate Swaps	(1,032)	—	(1,032)	—
Stock-based Liabilities	(14,971)	(14,971)	—	—

The fair value of Cash and cash equivalents, Notes receivable, restricted cash included in Other current assets, Other assets, Short-term borrowings and Current portion of long-term debt and finance leases at September 30, 2020 and December 31, 2019 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair value of Long-term debt and finance leases is $337,599 and $325,578 at September 30, 2020 and December 31, 2019, respectively, and is classified within Level 2 of the fair value hierarchy.  The carrying value of Long-term debt and finance leases is $320,499 and $310,378 as reported in the Debt footnote as of September 30, 2020 and December 31, 2019, respectively.

Note 9.	Pensions and Postretirement Benefits Other than Pensions

The following tables disclose the amount of net periodic benefit costs for the three and nine months ended September 30, 2020 and 2019, respectively, for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$2,552	$2,244	$7,600	$6,732
Interest cost	8,279	9,875	24,865	29,624
Expected return on plan assets	(13,799)	(11,741)	(41,800)	(35,776)
Amortization of actuarial loss	8,095	8,279	23,420	24,843
Amortization of prior service cost	353	—	898	—
Net periodic benefit cost	$5,480	$8,657	$14,983	$25,423

	Pension Benefits - International
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Interest cost	$2,120	$2,669	$6,255	$8,273
Expected return on plan assets	(2,240)	(2,788)	(6,609)	(8,642)
Amortization of actuarial loss	1,044	898	3,081	2,782
Amortization of prior service cost	67	—	197	—
Net periodic benefit cost	$991	$779	$2,924	$2,413

	Other Post Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$360	$393	$1,080	$1,180
Interest cost	1,830	2,472	5,490	7,414
Amortization of actuarial gain	(106)	—	(318)	—
Amortization of prior service credit	(22)	(102)	(66)	(306)
Net periodic benefit cost	$2,062	$2,763	$6,186	$8,288

At March 31, 2020, an amendment to a domestic pension plan resulted in a retroactive increase in benefit levels for plan participants and has been accounted for as a prior service cost deferred in Other comprehensive loss, to be amortized as a component of net periodic benefit cost in future periods. As a result of the amendment, the domestic pension plan projected benefit obligation increased $2,582 as of March 31, 2020.

The Company has no minimum funding requirements for its domestic pension plans in 2020. Due to the potential impact of COVID-19 and related plans to manage capital resources, the Company currently intends to make voluntary contributions to its domestic pension plans of $4,000 during 2020.

Note 10.	Stockholders’ Equity
The following tables provide a quarterly reconciliation of the equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests for the year to date as of September 30, 2020 and 2019:

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2019	$87,850	$22,175	$2,524,963	$(447,580)	$(922,783)	$1,264,625	$63,108	$1,327,733
Net (loss) income	—	—	(11,591)	—	—	(11,591)	274	(11,317)
Other comprehensive loss, excluding currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	—	—	(52,682)	—	(52,682)	(544)	(53,226)
Stock compensation plans	—	(1,235)	(43)	—	1,377	99	—	99
Cash dividends - 0.105 per share	—	—	(5,277)	—	—	(5,277)	—	(5,277)
Acquisition of noncontrolling shareholders' interest	—	(5,714)	—	(11,748)	—	(17,462)	(44,810)	(62,272)
Balance at March 31, 2020	$87,850	$15,226	$2,508,052	$(512,010)	$(921,406)	$1,177,712	$18,028	$1,195,740
Net (loss) income	—	—	(6,215)	—	—	(6,215)	572	(5,643)
Other comprehensive income	—	—	—	10,855	—	10,855	89	10,944
Stock compensation plans	—	1,707	—	—	—	1,707	—	1,707
Cash dividends - 0.105 per share	—	—	(5,277)	—	—	(5,277)	—	(5,277)
Balance at June 30, 2020	$87,850	$16,933	$2,496,560	$(501,155)	$(921,406)	$1,178,782	$18,689	$1,197,471
Net income	—	—	122,604	—	$—	122,604	519	123,123
Other comprehensive income	—	—	—	28,169	—	28,169	1,315	29,484
Stock compensation plans	—	2,349	(10)	—	1,499	3,838	—	3,838
Cash dividends - 0.105 per share	—	—	(5,286)	—	—	(5,286)	—	(5,286)
Balance at September 30, 2020	$87,850	$19,282	$2,613,868	$(472,986)	$(919,907)	$1,328,107	$20,523	$1,348,630

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2018	$87,850	$21,124	$2,449,714	$(461,589)	$(925,056)	$1,172,043	$60,400	$1,232,443
Net income	—	—	6,980	—	—	6,980	200	7,180
Other comprehensive income	—	—	—	13,170	—	13,170	980	14,150
Stock compensation plans	—	(1,579)	(64)	—	1,353	(290)	—	(290)
Cash dividends - 0.105 per share	—	—	(5,262)	—	—	(5,262)	—	(5,262)
Balance at March 31, 2019	$87,850	$19,545	$2,451,368	$(448,419)	$(923,703)	$1,186,641	$61,580	$1,248,221
Net income	—	—	8,821	—	—	8,821	437	9,258
Other comprehensive income (loss)	—	—	—	637	—	637	(340)	297
Stock compensation plans	—	1,292	(111)	—	336	1,517	—	1,517
Cash dividends - 0.105 per share	—	—	(5,267)	—	—	(5,267)	—	(5,267)
Balance at June 30, 2019	$87,850	$20,837	$2,454,811	$(447,782)	$(923,367)	$1,192,349	$61,677	$1,254,026
Net income (loss)	—	—	29,344	—	—	29,344	(336)	29,008
Other comprehensive loss	—	—	—	(7,991)	—	(7,991)	(1,988)	(9,979)
Stock compensation plans	—	637	(208)	—	249	678	—	678
Cash dividends - 0.105 per share	—	—	(5,270)	—	—	(5,270)	—	(5,270)
Balance at September 30, 2019	$87,850	$21,474	$2,478,677	$(455,773)	$(923,118)	$1,209,110	$59,353	$1,268,463

Note 11.	Changes in Accumulated Other Comprehensive (Loss) Income by Component
The following tables provide a quarterly reconciliation of each component of Accumulated other comprehensive (loss) income:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2019	$(58,186)	$(549)	$(388,845)	$(447,580)
Other comprehensive (loss) income before reclassifications	(48,998)	(3,601)	(31,490)	(84,089)
Foreign currency translation effect	—	—	4,708	4,708
Income tax effect	—	984	7,857	8,841
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(510)	—	(510)
Amortization of prior service cost	—	—	236	236
Amortization of actuarial losses	—	—	8,149	8,149
Income tax effect	—	53	(1,818)	(1,765)
Other comprehensive loss	(48,998)	(3,074)	(12,358)	(64,430)
Ending Balance, March 31, 2020	$(107,184)	$(3,623)	$(401,203)	$(512,010)
Other comprehensive income (loss) before reclassifications	5,650	(2,494)	—	3,156
Foreign currency translation effect	—	—	91	91
Income tax effect	—	616	—	616
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(518)	—	(518)
Amortization of prior service cost	—	—	395	395
Amortization of actuarial losses	—	—	9,001	9,001
Income tax effect	—	192	(2,078)	(1,886)
Other comprehensive income (loss)	5,650	(2,204)	7,409	10,855
Ending Balance, June 30, 2020	$(101,534)	$(5,827)	$(393,794)	$(501,155)
Other comprehensive (loss) income before reclassifications	23,637	(658)	—	22,979
Foreign currency translation effect	—	—	(2,867)	(2,867)
Income tax effect	—	6	—	6
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	672	—	672
Amortization of prior service cost	—	—	398	398
Amortization of actuarial losses	—	—	9,033	9,033
Income tax effect	—	26	(2,078)	(2,052)
Other comprehensive income	23,637	46	4,486	28,169
Ending Balance, September 30, 2020	$(77,897)	$(5,781)	$(389,308)	$(472,986)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	8,328	(1,183)	—	7,145
Foreign currency translation effect	—	—	(1,460)	(1,460)
Income tax effect	—	245	—	245
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	62	—	62
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,233	9,233
Income tax effect	—	88	(2,041)	(1,953)
Other comprehensive income (loss)	8,328	(788)	5,630	13,170
Ending Balance, March 31, 2019	$(53,805)	$1,362	$(395,976)	$(448,419)
Other comprehensive (loss) income before reclassifications	(6,994)	(367)	—	(7,361)
Foreign currency translation effect	—	—	1,429	1,429
Income tax effect	—	226	—	226
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(853)	—	(853)
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,215	9,215
Income tax effect	—	124	(2,041)	(1,917)
Other comprehensive (loss) income	(6,994)	(870)	8,501	637
Ending Balance, June 30, 2019	$(60,799)	$492	$(387,475)	$(447,782)
Other comprehensive (loss) income before reclassifications	(15,704)	(1,164)	—	(16,868)
Foreign currency translation effect	—	—	2,201	2,201
Income tax effect	—	476	—	476
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(888)	—	(888)
Amortization of prior service credit	—	—	(102)	(102)
Amortization of actuarial losses	—	—	9,177	9,177
Income tax effect	—	54	(2,041)	(1,987)
Other comprehensive (loss) income	(15,704)	(1,522)	9,235	(7,991)
Ending Balance, September 30, 2019	$(76,503)	$(1,030)	$(378,240)	$(455,773)

Note 12.	Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to noncontrolling shareholders’ interests	$519	$(336)	$1,365	$301
Other comprehensive income (loss):
Currency translation adjustments	1,315	(1,988)	860	(1,348)
Comprehensive income (loss) attributable to noncontrolling shareholders’ interests	$1,834	$(2,324)	$2,225	$(1,047)

Note 13.	Contingent Liabilities
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
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, sport utility vehicle, TBR and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires made up of thousands of different specifications are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control, such as failure to maintain proper tire pressure, improper maintenance, improper repairs, and road hazard, and excessive speed.
The Company accrues costs for product liability at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced product was involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each product liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The liability often cannot be determined with precision until the claim is resolved.
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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's review completed in the third quarter of 2020, the Company recorded a benefit of $48,764. This benefit reflects a reduction in the Company's estimate of the volume of anticipated product liability claims, as well as adjustments to existing reserves based upon settled claims history. As a result of the Company's review, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company decreased its accrual to $92,311 at September 30, 2020, compared to $117,219 at December 31, 2019.

The addition of another nine months of self-insured incidents through September 30, 2020 accounted for an increase of $28,048 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions, including the estimate of anticipated claims and settlement values, decreased the liability by $48,309 at September 30, 2020. The Company paid $4,647 during the first nine months of 2020 to resolve cases and claims.
The Company’s product liability reserve balance at September 30, 2020 totaled $92,311 (the current portion of $18,418 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2019 totaled $117,219 (current portion of $25,366).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2020 and 2019, respectively, product liability (benefit) expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product liability (benefit) expense	$(35,352)	$4,866	$(12,330)	$28,397

Note 14.	Business Segments
The Company has four segments under ASC 280, "Segments":

•	North America, composed of the Company’s operations in the United States and Canada;

•	Latin America, composed of the Company’s operations in Mexico, Central America and South America;

•	Europe; and

•	Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and ACTR, and through off-take agreements with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT"), through mid-2021, and Sailun Vietnam, through December 31, 2020.
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
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, and ACTR, a joint venture manufacturing facility located in Vietnam, serve as global sources of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.

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
The following table details segment financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Americas Tire
External customers	$654,944	$594,015	$1,527,083	$1,669,310
Intercompany	4,594	7,942	15,033	29,891
	659,538	601,957	1,542,116	1,699,201
International Tire
External customers	109,907	110,119	265,720	333,118
Intercompany	32,246	22,151	79,744	81,451
	142,153	132,270	345,464	414,569
Eliminations	(36,841)	(30,093)	(94,777)	(111,342)
Consolidated net sales	$764,850	$704,134	$1,792,803	$2,002,428

Operating profit (loss):
Americas Tire	$175,747	$67,941	$207,970	$153,544
International Tire	8,766	(4,831)	(67)	(7,466)
Unallocated corporate charges	(13,355)	(11,051)	(38,761)	(34,781)
Eliminations	349	710	1,448	(425)
Consolidated operating profit	$171,507	$52,769	$170,590	$110,872

Interest expense	$(5,400)	$(7,476)	$(16,914)	$(23,599)
Interest income	559	1,507	2,905	6,887
Other pension and postretirement benefit expense	(5,621)	(9,562)	(15,413)	(28,212)
Other non-operating income (expense)	2,303	(509)	3,678	(593)
Income before income taxes	$163,348	$36,729	$144,846	$65,355

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net Sales
Americas Tire	$659,538	$601,957	$57,581	$1,542,116	$1,699,201	$(157,085)
International Tire	142,153	132,270	9,883	345,464	414,569	(69,105)
Eliminations	(36,841)	(30,093)	(6,748)	(94,777)	(111,342)	16,565
Net sales	764,850	704,134	60,716	1,792,803	2,002,428	(209,625)
Operating profit (loss):
Americas Tire	175,747	67,941	107,806	207,970	153,544	54,426
International Tire	8,766	(4,831)	13,597	(67)	(7,466)	7,399
Unallocated corporate charges	(13,355)	(11,051)	(2,304)	(38,761)	(34,781)	(3,980)
Eliminations	349	710	(361)	1,448	(425)	1,873
Operating profit	171,507	52,769	118,738	170,590	110,872	59,718

Interest expense	(5,400)	(7,476)	2,076	(16,914)	(23,599)	6,685
Interest income	559	1,507	(948)	2,905	6,887	(3,982)
Other pension and postretirement benefit expense	(5,621)	(9,562)	3,941	(15,413)	(28,212)	12,799
Other non-operating income (loss)	2,303	(509)	2,812	3,678	(593)	4,271
Income before income taxes	163,348	36,729	126,619	144,846	65,355	79,491
Income tax provision	40,225	7,721	32,504	38,683	19,908	18,775
Net income	123,123	29,008	94,115	106,163	45,447	60,716
Net income (loss) attributable to noncontrolling shareholders’ interests	519	(336)	855	1,365	301	1,064
Net income attributable to Cooper Tire & Rubber Company	$122,604	$29,344	$93,260	$104,798	$45,146	$59,652

Basic earnings per share	$2.44	$0.58	$1.86	$2.08	$0.90	$1.18
Diluted earnings per share	2.42	0.58	1.84	2.08	0.90	1.18
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
The fundamentals of the Company remain strong, and the Company believes it has sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $1,131 million as of September 30, 2020, consisting of cash on hand and credit facilities. As a reaction to COVID-19, the Company has taken actions to further improve liquidity, including capital expenditure reductions, actions to improve working capital, reductions in discretionary spending and additional temporary cost actions.
COVID-19 has negatively impacted the Company's business and also presents potential new risks to it. The Company began to see the impacts of COVID-19 on its Asian operations early in the first quarter, and in customer demand in late March in the Americas and Europe, which continued into the second quarter of 2020. The situation surrounding COVID-19 remains fluid and the potential for a continued material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. In the future, the COVID-19 pandemic may cause additional reduced demand for the

Company's products, including if it results in a recessionary global economic environment. It could also lead to volatility in consumer demand for or access to Company products, including due to government actions impacting the ability to produce and ship products or impacting consumers’ movements and access to the Company's products. The Company believes that over the long term, there will continue to be strong demand for the Company's products. However, the timing and extent of demand recovery in specific markets, the resumption of travel, and product demand trends caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales and earnings during and subsequent to the duration of the COVID-19 pandemic. The Company's customers are also being impacted by the pandemic. The success of customers in addressing the issues and maintaining their operations, including their ability to remit timely payment, could impact consumer access to, and as a result, sales of the Company's products. In addition, the COVID-19 pandemic and the Company's and government responses to it have disrupted the Company's operations, and increased its costs, and may continue to do so.
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
2020 versus 2019
Consolidated net sales for the quarter ended September 30, 2020 were $765 million compared with $704 million in the third quarter of 2019, an increase of $61 million. The third quarter net sales were positively impacted by favorable price and mix ($55 million), unit volume ($4 million) and foreign currency impact ($2 million).
Consolidated net sales for the first nine months of 2020 were $1,793 million compared with $2,002 million in the third quarter of 2019, a decrease of $209 million. In 2020, the Company experienced lower unit volume ($281 million) primarily as a result of the market slowdown caused by the COVID-19 pandemic during the first half of 2020, as well as unfavorable foreign currency impact ($9 million), partially offset by favorable price and mix ($81 million).
The Company recorded operating profit of $172 million in the third quarter of 2020, compared to operating profit of $53 million in 2019. The third quarter operating profit was positively impacted by $48 million of lower raw material costs, $35 million of favorable price and mix, $2 million of lower manufacturing costs, and $1 million of higher unit volume. This was partially offset by $5 million of higher selling, general and administrative expenses and $2 million of higher other costs.
As part of its regular review of product liability, the Company monitors trends that may affect its ultimate liability and analyzes developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's review completed in the third quarter of 2020, the Company recorded a benefit of $49 million. This benefit reflects a reduction in the Company's estimate of the volume of anticipated product liability claims, as well as adjustments to existing reserves based upon settled claims history. In the third quarter of 2019, a similar review was performed, and the Company recognized a benefit of $4 million. This adjustment, as well as normal activity in product liability expenses, resulted in product liability expense in the third quarter of 2020 that was $40 million lower than the third quarter of 2019.
The Company recorded an operating profit of $171 million in the first nine months of 2020, compared to operating profit of $111 million in 2019. The Company's 2020 operating profit benefited from $89 million of lower raw material costs and $57 million of favorable price and mix. The first nine months of 2020 also included $41 million of lower net product liability expense compared to the same period in 2019. This was partially offset by $67 million of increased manufacturing costs, primarily related to production days lost due to plant shut downs, and $61 million of lower unit volume, both attributable to the COVID-19 pandemic. Additionally, the Company experienced $8 million of lower selling, general and administrative expenses, while restructuring costs increased by $5 million and other costs increased $2 million in the first nine months of 2020 compared to the first nine months of 2019.
Product liability costs reduced Costs of products sold in the third quarter of 2020 by $35 million compared to expense of $5 million the third quarter of 2019. Costs of product sold was reduced by $12 million in the first nine months of 2020, compared to an expense of $28 million in the first nine months of 2019. Based on the review completed in the periods, coupled with normal activity, net adjustments to product liability reserves were $40 million lower for both the three and nine month periods ended September 30, 2020 as compared to the same periods in 2019. Legal costs related to product liability claims were comparable in the third quarter of 2020 compared to 2019, and decreased $1 million for the nine month period ended September 30, 2020 compared to 2019. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the condensed consolidated financial statements.

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
Selling, general, and administrative expenses were $66 million in the third quarter of 2020 (8.6 percent of net sales) and $61 million in the third quarter of 2019 (8.6 percent of net sales). The increase in selling, general and administrative expenses in the third quarter of 2020 was driven primarily by an increase in mark to market costs of stock-based liabilities and higher incentive compensation costs. Selling, general, and administrative expenses were $176 million in the first nine months of 2020 (9.8 percent of net sales) and $183 million in the first nine months of 2019 (9.2 percent of net sales). This decrease in selling, general and administrative expenses was driven primarily by reduced advertising and promotional spending and lower administrative costs as a result of actions implemented in response to COVID-19, partially offset by an increase in mark to market costs of stock-based liabilities and higher incentive compensation costs.
The Company did not have any restructuring expense in the third quarter of 2020, while the third quarter of 2019 included $1 million of restructuring expense within the International Tire Operations segment related to the Company's decision to cease light vehicle tire production at its Melksham facility. During the first nine months of 2020, the Company recorded $11 million of restructuring expense in the Americas Tire Operations segment related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA, and $1 million related to a U.S. reduction in force. In the first nine months of 2019, the Company recorded restructuring expense associated with the cessation of light vehicle tire production at the Melksham facility of $7 million. Additional information related to the Company’s accounting for restructuring costs appears in the Notes to the condensed consolidated financial statements.
Interest expense was $5 million in the third quarter of 2020 as compared to $7 million in the third quarter of 2019. Interest expense was $17 million in the first nine months of 2020 as compared to $24 million in the first nine months of 2019. The decreased expense is the result of a lower interest rate on the Company's Term Loan A outstanding in 2020, which replaced higher interest rate unsecured notes in December 2019. Additional borrowings on the Company's revolving Credit Facility and accounts receivable securitization partially offset this decrease in the year to date period.
Interest income was $1 million in the third quarter of 2020 as compared to $2 million in the third quarter of 2019. Interest income of $3 million in the first nine months of 2020 was a decrease from $7 million during the first nine months of 2019. The decrease in both periods is due to interest rate declines in 2020 compared to 2019, which offset the Company's higher cash balance in 2020.
For the quarter ended September 30, 2020, other pension and postretirement benefit expense was $6 million as compared to $10 million in 2019. For the first nine months of 2020, other pension and postretirement benefit expense was $15 million as compared to $28 million in the same period of 2019. These decreases are primarily the result of the Company's improved funded status at December 31, 2019 as a result of favorable returns on plan assets in 2019, which improved the Company's funding position and lowered the actuarially determined expense for 2020 as compared to 2019.
Other non-operating income improved $3 million in the third quarter of 2020 and $4 million in the first nine months of 2020 as compared to the comparable periods of 2019. This improvement was primarily due to equity earnings from the Company's investment in ACTR, which began commercially producing tires in 2020.
For the three month period ended September 30, 2020, the Company recorded income tax expense of $40 million (effective tax rate of 24.6 percent) compared to $8 million (effective tax rate of 21.0 percent) for the same period in 2019. The effective tax rate for the three month period ended September 30, 2020 differs from the U.S. federal statutory rate of 21 percent primarily due to the mix of projected earnings in international jurisdictions with differing tax rates, jurisdictions where valuation allowances are recorded, and an immaterial amount of net discrete tax expense. For the nine month period ended September 30, 2020, the Company recorded income tax expense of $39 million (effective tax rate of 26.7 percent) compared to $20 million (effective tax rate of 30.5 percent) for the same period in 2019. The effective tax rate for the first nine months of 2020 is driven by the mix of projected earnings in international jurisdictions with differing tax rates, jurisdictions where valuation allowances are recorded, and net discrete tax items.

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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Change	2019	2020	Change	2019
Sales	$659,538	9.6%	$601,957	$1,542,116	(9.2)%	$1,699,201
Operating profit	$175,747	158.7%	$67,941	$207,970	35.4%	$153,544
Operating margin	26.6%	15.3 points	11.3%	13.5%	4.5 points	9.0%
Total unit sales change		0.1%			(14.5)%
United States replacement market unit shipment changes:
Passenger tires
Segment		8.0%			(9.8)%
USTMA members		(3.5)%			(15.9)%
Total Industry		6.7%			(11.3)%
Light truck tires
Segment		12.0%			(5.4)%
USTMA members		13.0%			(6.0)%
Total Industry		17.5%			(2.3)%
Total light vehicle tires
Segment		9.0%			(8.8)%
USTMA members		(1.2)%			(14.5)%
Total Industry		8.1%			(10.2)%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and ACTR and through off-take agreements with PCT, through mid-2021, and Sailun Vietnam through December 31, 2020.
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
Sales
Net sales of the Americas Tire Operations segment increased from $602 million in the third quarter of 2019 to $660 million in the third quarter of 2020. In the third quarter of 2020, the segment experienced favorable pricing and mix of $59 million and higher unit volume of $1 million, partially offset by unfavorable foreign currency impact of $2 million. Unit shipments for the segment increased 0.1 percent in the third quarter of 2020 compared with the third quarter of 2019. In the U.S., the segment’s unit shipments of total light vehicle tires increased 9.0 percent in 2020 compared with the same period in 2019. This increase compares with a 1.2 percent decrease in total light vehicle tire shipments experienced by USTMA members, and an 8.1 percent increase in total light vehicle tire shipments experienced for the total industry. Latin American unit volume declined in the third quarter of 2020 compared to 2019 as a result of challenging market conditions and lower production levels as the Company ramped up the COOCSA plant, offsetting U.S. unit volume performance in the quarter.
Net sales of the Americas Tire Operations segment decreased from $1,699 million in the first nine months of 2019 to $1,542 million in the first nine months of 2020. In the first nine months of 2020, the segment experienced lower unit volume of $244 million and unfavorable foreign currency impact of $6 million, partially offset by favorable pricing and mix of $93 million. Unit shipments for the segment decreased 14.5 percent in the first nine months of 2020 compared with the first nine months of 2019. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 8.8 percent in 2020 compared with the same period in 2019. This decrease compares with a 14.5 percent decrease in total light vehicle tire shipments experienced by USTMA members, and a 10.2 percent decrease in total light vehicle tire shipments experienced for the total industry. Year to date Americas Tire Operations volume, as well as that of the USTMA and total industry, has been impacted by reduced demand as a result of the COVID-19 pandemic.
Operating Profit
Operating profit for the segment was $176 million in the third quarter of 2020 compared with $68 million in the third quarter of 2019. Operating profit in 2020 included $39 million of lower raw material costs and $34 million of favorable price and mix. The quarter also included $40 million of lower net product liability expense compared to the same period in 2019. This was partially offset by $3 million of higher selling, general and administrative expenses, $1 million of unfavorable manufacturing costs, and $1 million of other expenses compared to the same period in 2019.
Operating profit for the segment increased from $154 million in the first nine months of 2019 to $208 million in the first nine months of 2020. Operating profit in 2020 included $74 million of lower raw material costs and $56 million of favorable price and mix. The first nine months of 2020 also included $41 million of lower net product liability expense compared to the same period in 2019. These were partially offset by $57 million of unfavorable manufacturing costs, primarily related to production days lost due to plant shut downs in the second quarter, and $55 million of lower unit volume, both due to the COVID-19 pandemic. The first nine months of 2020 also included $11 million of higher restructuring costs related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA. The segment benefited from $4 million of lower selling, general and administrative expenses and $2 million of lower other costs compared to the same period in 2019.
The segment utilizes an internal raw material index which is calculated based upon the underlying costs of the segment's key raw materials for the period and is utilized in comparing the cost of raw materials from period to period. The segment’s internally calculated raw material index decreased 13.6 percent compared to the third quarter of 2019. The raw material index decreased 1.2 percent sequentially from 137.4 in the second quarter of 2020 to 135.8 in the third quarter of 2020.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Change	2019	2020	Change	2019
Sales	$142,153	7.5%	$132,270	$345,464	(16.7)%	$414,569
Operating profit (loss)	$8,766	n/m	$(4,831)	$(67)	n/m	$(7,466)
Operating margin	6.2%	9.9 points	(3.7)%	—%	1.8 points	(1.8)%
Total unit sales change		10.1%			(12.8)%
n/m - not meaningful

Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, and ACTR, a joint venture manufacturing facility located in Vietnam, serve as global sources of TBR tire production for the Company. The segment also procures certain TBR tires under off-take agreements with PCT, through mid-2021, and Sailun Vietnam, through December 31, 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
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
Sales
Net sales of the International Tire Operations segment were $142 million for the quarter ended September 30, 2020, compared to $132 million in the same quarter of 2019. The segment experienced $13 million of higher unit volume and $4 million of favorable foreign currency impact, partially offset by $7 million of unfavorable price and mix. Segment unit volume was up 10.1 percent compared to the same period a year ago.
Net sales of the International Tire Operations segment were $345 million for the first nine months of 2020, compared to $415 million in the same period of 2019. The segment experienced $55 million of lower unit volume, $10 million of unfavorable price and mix and $5 million of unfavorable foreign currency impact. Segment unit volume was down 12.8 percent, primarily as the result of the impact of the COVID-19 pandemic.
Operating Profit (Loss)
In the third quarter of 2020, the segment recorded an operating profit of $9 million, compared to an operating loss of $5 million in the third quarter of 2019. The third quarter of 2020 benefited from $9 million of lower raw material costs, $3 million of favorable manufacturing efficiencies, $1 million of higher unit volume, $1 million of favorable price and mix, and $1 million of lower selling, general and administrative costs. This was partially offset by $1 million of higher other costs as compared to the same period in 2019.
In the first nine months of 2020, the segment's operating results improved $7 million compared to the first nine months of 2019. The segment experienced $15 million of lower raw material costs and $6 million of lower selling, general and administrative costs in 2020 as compared to 2019. These improvements were partially offset by $10 million of unfavorable manufacturing efficiencies, primarily related to production days lost due to plant shut downs in the second quarter, and $5 million of lower unit volume, both primarily due to the COVID-19 pandemic. Additionally, the segment experienced $3 million of unfavorable price and mix. The first nine months of 2019 included $7 million of restructuring costs related to Cooper Tire Europe's decision to cease light vehicle tire production at its Melksham facility. Other costs were $3 million higher in the first nine months of 2020 compared to the first nine months of 2019.
Outlook for the Company
The Company's strong third quarter performance and the pandemic-related temporary plant closures earlier in the year have reduced the Company's inventory levels and will affect its ability to meet global demand for tires in the fourth quarter. This will result in modestly lower global unit volume for the second half of 2020 compared to 2019. However, the Company expects to achieve operating profit margin within the Company's stated mid-term target of 10 to 14 percent for the second half of 2020, excluding the $49 million benefit from the adjustment of the Company's product liability reserve model in the third quarter.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash provided by operating activities was $246 million in the first nine months of 2020 compared to $14 million of net cash used by operating activities in the first nine months of 2019. The improvement in operating cash flows was partially driven by the Company's net income in the first nine months of 2020 of $106 million, as compared to net income of $45 million in 2019. Changes in working capital in the first nine months of 2020 provided $30 million of net cash, as compared to the usage of $205 million in the first nine months of 2019. Lower sales volume and decreased production activity as a result of the COVID-19 pandemic resulted in favorable movement in accounts and notes receivable and inventory in the first six months of 2020, as compared to typical seasonal growth in those balances in the first six months of 2019. This favorable movement continued into the third quarter of 2020 as improved unit sales volume kept the Company's inventory on hand at lower levels than 2019. Non-cash items contributed $110 million of favorable cash flow movement in the first nine months of 2020, compared to $145 million contributed in the first nine months of 2019, with the decrease in the Company's LIFO reserve in 2020 as a result of the Company's declining inventory balance the primary change.
Sources and uses of cash in investing activities
Net cash used in investing activities reflect capital expenditures of $97 million and $156 million in the first nine months of 2020 and 2019, respectively. The reduced capital expenditures in 2020 reflect reductions enacted by the Company in response to COVID-19. Additionally, investing activities in the first nine months of 2019 also include the Company's $49 million investment in the Sailun Vietnam equity joint venture.
Sources and uses of cash in financing activities
In the first nine months of 2020, the Company repaid $5 million of short-term debt at its Asian operations. In the first half of 2020, the Company utilized its revolving credit facility and accounts receivable securitization facility to increase cash on hand for working capital and general corporate purposes as it managed the impacts of the COVID-19 pandemic prior to repaying the borrowings in the third quarter. In the first nine months of 2019, the Company borrowed $1 million of short-term debt at its Asian operations. In 2020, the Company also borrowed $31 million as part of equipment financing arrangements.
In the first nine months of 2020, the Company paid $62 million for the acquisition of the remaining noncontrolling ownership interest in COOCSA, as well as for services rendered by members of the joint venture workforce that were also shareholders of the non-controlling interest.
Dividends paid on the Company’s common shares were $16 million in the first nine months of both 2020 and 2019.
Available cash, credit facilities and contractual commitments
At September 30, 2020, the Company had cash and cash equivalents of $496 million.
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
At September 30, 2020, the Company has no borrowing drawn on its Credit Facility or accounts receivable securitization facility. These revolving credit facilities have been used to secure letters of credit of $24 million at September 30, 2020. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at September 30, 2020, was $575 million. The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2020.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $65 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $61 million at September 30, 2020.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, and dividend goals as it navigates the COVID-19 pandemic. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. Short-term borrowings at September 30, 2020 include an $11 million promissory note, in addition to short-term notes of consolidated subsidiaries. The Company expects to refinance or pay these amounts within the next twelve months.

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

•
changes in the Company’s customer or supplier relationships or distribution channels, due to the ongoing COVID-19 pandemic or otherwise, including the write-off of outstanding accounts receivable or loss of particular business for competitive, credit, liquidity, supply chain, bankruptcy, restructuring or other reasons;

•
the Company's ability to maintain full operations at facilities that had been idled and restarted due to the COVID-19 pandemic, and the impact of other disruptions to the Company's operations relating to the pandemic, including due to travel and other government-imposed restrictions;

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

•	the failure to successfully ramp up production at the Company's ACTR joint venture to produce TBR tires according to plans, and the ability to find and develop alternative sources for TBR tires;

•	government regulatory and legislative initiatives including environmental, healthcare, privacy and tax matters;

•	changes in interest or foreign exchange rates or the benchmarks used for establishing the rates;

•	an adverse change in the Company’s credit ratings, which could increase borrowing costs and/or hamper access to the credit markets;

•	failure to implement information technologies or related systems, including failure by the Company to successfully implement ERP systems;

•	the risks associated with doing business outside of the U.S.;

•	technology advancements;

•	the inability to recover the costs to refresh existing products or develop and test new products or processes;

•	failure to attract or retain key personnel;

•
changes in pension expense and/or funding resulting from the Company’s pension strategy, investment performance of the Company’s pension plan assets and changes in discount rate or expected return on plan assets assumptions, changes to participant behavior, or changes to related accounting regulations;

•	changes in the Company’s relationship with its joint venture partners or suppliers, including any changes with respect to its former PCT joint venture's production of TBR tires;

•	tax-related issues, including the ability to support certain tax positions, the impact of tax reform legislation and the inability to utilize deferred tax assets;

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

There have been no material changes in market risk at September 30, 2020 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of September 30, 2020 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at September 30, 2020. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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
The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. The tire industry has been particularly negatively impacted by the COVID-19 pandemic, characterized by a sudden decline in tire demand. The Company’s results have been, and may continue to be, adversely impacted by this economic disruption, including impacting tire unit volumes, sales, income and cash flow.  In addition, the Company’s ability to continue implementing important strategic initiatives and capital expenditures may be reduced as it devotes time and other resources to responding to the impacts of the COVID-19 pandemic. In response to government mandates and health care advisories, the Company altered certain aspects of its operations, including the temporary idling of manufacturing facilities for various lengths of time. A portion of the Company's workforce has had to spend a significant amount of time working remotely, which may increase cybersecurity and data security risks, and disrupt internal controls and procedures.
Federal, state, local and foreign governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business, and these measures change from time to time. Some of these actions could adversely impact the ability of Company employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued prevelance of COVID-19 and efforts to contain the virus could:

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
The situation surrounding COVID-19 remains fluid and the ongoing impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, government mandated restrictions and regulations, business and workforce disruptions, impact on demand for Company products, and the effectiveness of actions taken to contain and treat the disease.
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
The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain highly volatile. Increasing costs for raw material will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Even if the Company is able to pass along these higher costs, its profitability may be adversely affected until it is able to do so. Decreasing costs for raw materials could also affect margins if the Company is unable to maintain its pricing structure due to the need to offer price reductions to remain competitive. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, its operations could be interrupted or otherwise adversely affected.
Any interruption in the Company’s skilled workforce, or that of its suppliers or customers, including labor disruptions, could impair its operations and harm its earnings and results of operations.
The Company’s operations depend on maintaining a skilled workforce, including the use of third party labor outsourcing, and any interruption of its workforce due to shortages of skilled technical, production or professional workers, work disruptions, lost time due to illness, temporary idling of facilities, short-term furloughs, or other events could interrupt the Company’s operations and affect its operating results. Competition for these employees is intense and the Company could experience difficulty in hiring and retaining the personnel necessary to support its business. Further, a significant number of the Company’s employees are currently represented by unions. If the Company is unable to resolve any labor disputes or if there are work stoppages or other work disruptions at the Company or any of its suppliers or customers, the Company’s business and operating results could suffer. See also related comments under "The Company is facing supply risks related to certain tires it purchases from PCT."
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
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the USMCA, or certain other international trade agreements, or other trade restrictions or retaliatory actions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico, the PRC and Vietnam. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also is the sole owner of COOCSA, a manufacturing entity in Mexico, after purchasing the remaining noncontrolling interest on January 24, 2020, and has established operations in Serbia and the U.K. PCT, located in the PRC, is currently a supplier of TBR tires for the Company and the Company entered into an off-take agreement with Sailun Vietnam, located in Vietnam, for the supply of TBR tires. Additionally, Cooper Vietnam recently formed a joint venture with Sailun Vietnam, which began commercially producing tires in 2020. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, including those enacted in response to pandemics, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is complex and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business or obtaining another improper benefit. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires, raw materials or equipment used in tire manufacturing", "There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries" and "The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business."
There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries.
The Company’s strategy includes the use of joint ventures, both as the majority and minority shareholder, and other partially-owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. In addition, there are specific risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related stockholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”

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
The Company's operations are highly dependent on an ability to process and monitor, on a daily basis, a very large number of transactions, across numerous locations and currencies. These transactions must adhere to the Company's internal financial control structure, as well as legal and regulatory standards. Compliance with these legal and reporting requirements can be challenging, including in the current environment of remote connectivity, and the Company could be subject to regulatory fines and penalties for failing to follow these rules or to report timely, accurate and complete information in accordance with such rules. As such requirements expand, compliance with these rules and regulations has become more challenging. As the Company's customer base and geographical reach expands, the volume, speed, frequency and complexity of transactions, especially electronic transactions, increases. Developing and maintaining the Company's internal financial controls becomes more challenging, and the risk of system or human error in connection with such transactions increases. The Company must continuously monitor these internal financial controls to support the Company's operations and respond to changes in regulations and markets. A failure in such internal financial controls could harm the Company’s reputation, operating results and financial position.
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

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	—		—	$193,123
August 1, 2020 through August 31, 2020	—		—	193,123
September 1, 2020 through September 30, 2020	—		—	193,123
Total	—		—

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

COOPER TIRE & RUBBER COMPANY

/s/ Gerald C. Bialek
Gerald C. Bialek
Interim Chief Financial Officer,
Vice President and Treasurer
(Principal Financial Officer)

/s/ Mark A. Young
Mark A. Young
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
October 29, 2020
(Date)