Form 10-K
period 2020-12-31
COOPER TIRE & RUBBER CO
filed 2021-02-22
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
5tv7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2020 was $1,329,884,078.
The number of shares outstanding of the registrant’s common stock as of February 19, 2021 was 50,437,470.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information from the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders will be herein incorporated by reference into Part III, Items 10 – 14, of this report.

TABLE OF CONTENTS
COOPER TIRE & RUBBER COMPANY – FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

PART I
Forward-Looking Statements

This Current Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:
•the ability to complete the proposed merger of the Company and Goodyear on anticipated terms and timetable;
•the effect of restructuring or reorganization of business components;
•uncertainty and weaknesses in global economic conditions, including the impact of the ongoing coronavirus (COVID-19) pandemic, or similar public health crises, on the Company’s and Goodyear’s financial condition, operations, distribution channels, customers and suppliers, as well as potentially exacerbating other factors discussed herein;
•continued volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources, which may impact the price-adjustment calculations under sales contracts;
•the ability to cost-effectively achieve planned production rates or levels;
•the ability to successfully identify and consummate any strategic investments or development projects;
•the outcome of any contractual disputes with customers, joint venture partners or any other litigation or arbitration;
•impacts of existing and increasing governmental regulation and related costs and liabilities, including failure to receive or maintain required operating and environmental permits, approvals, modifications or other authorization of, or from, any governmental or regulatory entity and costs related to implementing improvements to ensure compliance with regulatory changes;
•the ability to maintain adequate liquidity, level of indebtedness and the availability of capital could limit cash flow available to fund working capital, planned capital expenditures, acquisitions and other general corporate purposes or ongoing needs of the business;
•the ability to continue to pay cash dividends, and the amount and timing of any cash dividends;
•availability of capital and ability to maintain adequate liquidity;
•the impact of labor problems, including labor disruptions at the Company, its joint ventures, or at one or more of its large customers or suppliers;
•the ability of our customers, joint venture partners and third party service providers to meet their obligations on a timely basis or at all;
•adverse changes in interest rates and tax laws; and
•the potential existence of significant deficiencies or material weakness in our internal control over financial reporting.

We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our partnership. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•the failure to obtain approval of the transaction by the stockholders of the Company and the failure to satisfy various other conditions to the closing of the transaction contemplated by the Merger Agreement;
•the failure to obtain governmental approvals of the transaction on the proposed terms and schedule, and any conditions imposed on the combined company in connection with consummation of the transaction;
•the risk that the cost savings and any other synergies from the transaction may not be fully realized or may take longer to realize than expected;
•disruption from the proposed transaction making it more difficult to maintain relationships with customers, partners, employees or suppliers;
•the risk that the proposed transaction may be less accretive than expected, or may be dilutive, and that the combined company may fail to realize the benefits expected from the Merger;
•risks relating to any unforeseen liabilities of Goodyear or the Company;

•the volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources; extensive governmental regulation;
•changes to tariffs or trade agreements, or the imposition of new or increased tariffs or trade restrictions, imposed on tires, raw materials or manufacturing equipment which the Company uses, including changes related to tariffs on tires, raw materials and tire manufacturing equipment imported into the U.S. from China or other countries, as well as changes to trade agreements resulting from the United Kingdom's withdrawal from the European Union;
•future laws and regulations or the manner in which they are interpreted and enforced;
•the inability to obtain and/or renew permits necessary for the operations;
•existing and future indebtedness may limit cash flow available;
•operating expenses could increase significantly if the price of electrical power, fuel or other energy sources increases;
•changes in credit ratings issued by nationally recognized statistical rating organizations; risks involving the acts or omissions of our joint venture partners;
•natural disasters, weather conditions, disruption of energy, unanticipated geological conditions, equipment failures, and other unexpected events;
•a disruption in, or failure of our information technology systems, including those related to cybersecurity; failure of outside contractors and/or suppliers to perform;
•the cost and time to implement a strategic capital project may be greater than originally anticipated;
•reliance on estimates of recoverable reserves; and
•the risks that are described from time to time in Goodyear’s and the Company’s respective reports filed with the SEC.

We undertake no obligation to update any forward-looking statements except to the extent required by applicable law.

Item 1.BUSINESS
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
Cooper Tire & Rubber Company was incorporated in the state of Delaware in 1930 as the successor to a business originally founded in 1914. Based in Findlay, Ohio, Cooper and its family of companies currently operate in 15 countries, including 10 manufacturing facilities and 19 distribution centers.
On February 22, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) by and among the Company, The Goodyear Tire & Rubber Company (“Goodyear”) and Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), pursuant to which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Goodyear will acquire the Company by way of the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving such Merger as a wholly owned subsidiary of Goodyear. Under the terms of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders will be entitled to receive $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of the Company’s common stock they own at the effective time. Upon completion of the proposed Merger, it is expected that the Company’s stockholders will own approximately 16 percent and Goodyear stockholders will own approximately 84 percent of the combined company on a fully diluted basis. The Company expects to complete the Merger in the second half of 2021, subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and the approval of the Company’s stockholders. See the discussion under “The Merger” in Item 7 for additional information.
Business Segments
The Company has four segments under Accounting Standards Codification (“ASC”) 280, “Segments”:
•North America, composed of the Company’s operations in the United States (“U.S.”) and Canada;
•Latin America, composed of the Company’s operations in Mexico, Central America and South America;
•Europe; and
•Asia.
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
Americas Tire Operations Segment
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, Corporacion de Occidente SA de CV (“COOCSA”), which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT"), a majority-owned joint venture manufacturing facility, and ACTR Company Limited ("ACTR"), a 35 percent owned joint venture in Vietnam, and through off-take agreements with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT") and Sailun Vietnam.
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
The segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company, Groupe Michelin and other domestic and international companies. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers in Asia, Mexico, South America and Central Europe. Some of those producers are foreign affiliates of the segment’s competitors in North America. The segment had a market share in 2020 of approximately 10 percent of all passenger car and light truck replacement tire sales in the U.S. The segment also participates in the U.S. TBR tire market. A portion of the products manufactured by the segment are exported throughout the world.
Success in competing for the sale of replacement tires is dependent upon many factors, the most important of which are price, quality, performance, brand, line coverage, availability through appropriate distribution channels and relationships with dealers and retailers. Other factors include warranty, credit terms and other value-added programs. The segment has built close working relationships through the years with independent dealers. It believes those relationships have enabled it to obtain a competitive advantage in that channel of the market. As a steadily increasing percentage of replacement tires are sold by large regional and national tire retailers, as well as mass merchandisers, the segment has increased focus on its penetration of those distribution channels, while maintaining its traditionally strong network of independent dealers. The segment is also active in various other sales channels, including digital channels and others.
The segment’s replacement tire business has a broad customer base that includes purchasers of proprietary brand tires that are marketed and distributed by the Company and private label tires which are manufactured by the Company but marketed and distributed by the Company’s customers.
International Tire Operations Segment
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the United Kingdom (“U.K.”) and the Republic of Serbia (“Serbia”). The U.K. entity primarily manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the People’s Republic of China (“PRC”) and Vietnam. Cooper Kunshan Tire, in the PRC, manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, and ACTR, a joint venture manufacturing facility located in Vietnam, serve as global sources of TBR tire production for the Company. The segment also procured certain TBR tires under off-take agreements with PCT and Sailun Vietnam. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire & Rubber Company Europe Ltd. (“Cooper Tire Europe”), a wholly-owned subsidiary of the Company, committed to a plan to cease substantially all passenger car and light truck tire production ("light vehicle tire production") at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
As in the Americas Tire Operations segment, the International Tire Operations segment operates in a highly competitive industry, which includes Bridgestone Corporation, Goodyear Tire & Rubber Company, Groupe Michelin and other domestic and international companies. These competitors are substantially larger than the Company and serve OEMs as well as the replacement tire market. The segment also faces competition from low-cost producers.
Strategy
The Company continues to execute towards strategic imperatives, namely building a sustainable cost competitive position, driving top-line profitable growth and building organizational capabilities and enablers to support strategic goals. The Company’s current strategic initiatives include increasing the Company’s retail presence by making Cooper products available at a greater number of retail points, in order to better align the availability of the Company's products with where consumers shop for tires. This effort includes not only entering into relationships with new retailers, but expanding and continuing to grow with existing customers. The Company is continuously finding ways to provide consumers with improved access to the Company’s brands and products, and cultivating increased demand for the Company's products.
The Company is also evaluating and upgrading its global manufacturing footprint to align its technology, capabilities and production capacity in the right locations, to ensure a competitive cost structure and to best meet customer needs. On January 24,

2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary in the Americas Segment and allowing the Company to better leverage the low-cost facility. In addition, on April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which began commercially producing TBR tires in 2020.
Improvement of the Company's product mix also continues to be a strategic imperative. 2020 reflected improved mix as a result of the continued transition to larger rim diameter tires. Additionally, the Company has expanded its TBR tire lineup with six new products in 2020.

Raw Materials
The Company’s principal raw materials include natural rubber, synthetic rubber, carbon black, chemicals and steel reinforcement components. The Company acquires its raw materials from various sources around the world to assure continuing supplies for its manufacturing operations and to mitigate the risk of potential supply disruptions.
During 2020, the Company experienced decreases in the costs of certain of its principal raw materials in comparison to 2019. The pricing volatility of natural rubber and certain other raw materials contributes to the difficulty in accurately predicting and managing these costs.
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
Research, Development and Product Improvement
The Company directs its research activities toward product development, performance and operating efficiency. The Company conducts extensive testing of current tire lines, as well as new concepts in tire design, construction and materials. During 2020, almost 86 million miles of tests were performed on indoor test wheels and in monitored road tests. The Company has a tire and vehicle test track in Texas that assists with the Company’s testing activities. Uniformity equipment is used to physically monitor manufactured tires for high standards of ride quality. The Company continues to design and develop specialized equipment to fit the precise needs of its manufacturing and quality control requirements.
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
Seasonal Trends
Customers generally place orders on a month-to-month basis and the company adjusts production and inventory to meet those orders, which results in varying backlogs of orders at different times of the year. Tire sales are subject to a seasonal demand pattern. This usually results in the sales volumes being strongest in the third and fourth quarters and weaker in the first and second quarters. There is year-round demand for the Company's products, however, light vehicle replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November.

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
The Company’s manufacturing facilities, like those of the industry generally, are subject to numerous laws and regulations designed to protect the environment. In general, the Company has not experienced difficulty in complying with these requirements and believes they have not had a material adverse effect on its financial condition or the results of its operations. The Company expects additional requirements with respect to environmental matters will be imposed in the future. The Company’s 2020 expense and capital expenditures for environmental matters at its facilities were not material, nor is it expected that expenditures in 2021 for such matters will be material.
Governmental Regulations
The Company is subject to a wide variety of local, state, and federal laws and regulations in the countries where it conducts business. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. During 2020, aside from the Company's response to the COVID-19 pandemic, compliance with the regulations applicable to the Company did not have a material effect on its capital expenditures, earnings, or competitive position.

Additional information about the impact of government regulations on the Company’s business is included in Item 1A. “Risk Factors.”
Global Social Impact
The Company is committed to environmental responsibility and the health and safety of its employees, contractors and the community, as well as the long-term, sustainable health and growth of the Company. The Company believes that work-related illnesses, injuries, security and environmental incidents are preventable. It is the Company’s vision to have all employees and contractors working safely and in an environmentally responsible manner at all times. The Company's organizational structure allows it to supervise and audit, using a combination of internal and external resources, environmental activities, planning and programs to ensure compliance with applicable environmental, health and safety ("EHS") requirements and Company standards. Additionally, the Company has implemented a global EHS management system to predictably and sustainably manage EHS and to hold management accountable for non-compliance. The Company also participates in activities concerning general industry environmental matters, including being a founding member of the Tire Industry Project and the Global Platform for Sustainable Natural Rubber. For an overview of the Company's EHS and sustainability strategy and commitments, please visit http://www.coopertire.com/Corporate-Responsibility/Sustainability.aspx. The information contained on or accessible through the Company's website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.
The Company’s response to the COVID-19 pandemic around the globe reflects its focus on the health and safety of its employees, contractors and communities. The Company prohibited non-essential travel for all employees, modified workspaces with acrylic dividers and touchless faucets, provided additional personal protective equipment and cleaning supplies, increased cleaning protocols across all locations, transitioned to remote working arrangements for certain employees, emphasized the importance of staying home when employees feel sick, implemented protocols to address actual and suspected COVID-19 cases and potential exposure, and enacted policies on face mask usage and appropriate social distancing at the Company's locations.
Human Capital Management
As of December 31, 2020, the Company employed 9,839 persons worldwide, of which 5,779 were employed in the Americas Tire Operations segment, 3,407 were employed in the International Tire Operations segment, and 653 were employed in corporate positions. At December 31, 2020, approximately 42 percent of the Company’s workforce was represented by collective bargaining units. The Company believes that its relations with labor unions and work councils globally are generally positive.
The Company believes that success of its mission is realized by the engagement of its employees to partner with customers and other key stakeholders. This mission is supported by the Company's values, which are embodied in the Cooper Way:
•Engaging people by helping each other succeed and doing the right thing;
•Relentless improvement by being results focused and having engaged communication; and

•Excellence in all the Company does by being agile and providing world class service.
Governance
The Company’s Board of Directors sets the Company’s human capital management strategy, and the Compensation Committee of the Board oversees compensation matters. The Executive Leadership Team, which includes the Chief Human Resources Officer ("CHRO"), is responsible for executing that strategy and communicating the operation and status of human capital trends and Company activities back to the Board of Directors. The Company’s human capital management includes the ability of the Company to attract, develop and retain talent, as well as the design of employee compensation and benefit programs. Key priorities for the Company include the following:

Talent
The Company’s talent strategy is focused on attracting, developing, and retaining the best talent in a way that will make them want to recommend Cooper as a great place to work. The Company prioritizes a positive and inclusive employment experience, a workplace based on the employment experience needs of employees, and ever evolving inclusion and diversity initiatives throughout the Company. The Company believes a foundation of engaged employees and a vibrant appealing culture will allow the Company to achieve its talent strategy. To support talent development, the Company encourages employees to continually learn and grow in order to achieve personal objectives. The Company offers rotational assignments, participation in cross functional projects, sponsors professional development activities, educational tuition reimbursement, and participation in professional associations to foster the development goals of its employees.
Total Rewards
The total rewards philosophy of the Company is to be competitive in the markets in which it competes for talent, to be effective at attracting and retaining a qualified workforce, and to reward employees for good performance and exceptional business results. The programs that are designed and administered to achieve these goals include employee base compensation, short and long-term incentive programs for eligible employees, healthcare, employee well-being, relocation support, and retirement savings programs. Employee participation in specific programs may vary based on eligibility and local country practice.
Diversity and Inclusion
The Company celebrates the diversity of its employees, including their unique experiences, backgrounds, beliefs, and contributions. The Company works to ensure that each employee is valued and appreciated for their distinct contributions to the growth and success of the Company.
The Company strives to attract, engage and retain talented and high-performing employees. The Company seeks to provide an environment where outstanding people feel welcome, respected and valued for who they are and for their unique contributions. The Company is passionate about helping to raise the level of respect and inclusion in the communities that employees live and work in. The Company embraces employees’ differences in age, sex, color, ability, ethnicity, family or marital status, gender identity or expression, sexual orientation, socio-economic status, veteran status and other characteristics that make each employee unique.
In 2020, the Company was recognized by Forbes as one of the World’s Best Employers. The Company was also recognized by a leading U.S. benchmarking report measuring corporate policies and practices related to LGBTQ equality in the workplace and has been named one of the Best Places to Work for LGBTQ Equality. Additionally, the Company has been honored by multiple sources for raising the bar for gender-diverse boards. At December 31, 2020, the Board of Directors included greater than 30 percent female representation, exceeding the national average. The Company supports employee resource groups, which include groups dedicated to networking, professional development, and community service, and the Company's senior leadership actively supports and is involved in these programs.

Foreign Operations
The Company has a manufacturing facility, a technical center, a distribution center and its European headquarters office located in the U.K. The Company has a manufacturing facility, a distribution center, and an administrative office in Serbia. In total, there are five distribution centers and one sales offices in Europe. The number of foreign operations in Europe was not impacted by the January 17, 2019 decision to cease light vehicle tire production at the Melksham, U.K. manufacturing facility. The Company has a manufacturing facility and a joint venture manufacturing facility, a distribution center, a technical center, a sales office and an administrative office in the PRC. The Company also has a purchasing office in Singapore. The Company has a joint venture manufacturing facility in Vietnam that became commercially operational in 2020. In Latin America, the Company has a manufacturing facility, an administrative office, three sales offices and a distribution center.

Additional information on the Company’s foreign operations can be found in the “Business Segments” note to the consolidated financial statements.
Available Information
The Company makes available free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission ("SEC") (https://www.sec.gov). The Company’s website is http://www.coopertire.com. The Company has adopted charters for each of its Audit, Compensation and Nominating and Governance Committees, corporate governance guidelines and a code of conduct, which are available on the Company’s website and will be available to any stockholder who requests them from the Company’s Investor Relations department. The information contained on or accessible through the Company’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and all positions and offices held by all executive officers of the Company as of December 31, 2020 are as follows:

Name	Age	Executive Office Held	Business Experience
Gerald C. Bialek	54	Interim Chief Financial Officer, Vice President, International Finance and Treasurer	Interim Chief Financial Officer and Vice President, International Finance and Treasurer since August 2020. Vice President, International Finance and Treasurer from October 2019 to August 2020. Vice President and Treasurer from February 2018 to October 2019. Vice President, Finance and Strategy, Asia Region from October 2017 to February 2018. Director, Investor Relations and Strategic Planning from September 2015 to September 2017.
Bradley E. Hughes	59	President, Chief Executive Officer and Director	President, Chief Executive Officer and Director since September 2016. Senior Vice President and Chief Operating Officer from January 2015 to September 2016. Senior Vice President and President International Tire Operations from July 2014 to January 2015. Senior Vice President and Chief Financial Officer from July 2014 to December 2014. Vice President and Chief Financial Officer from November 2009 to July 2014.
Paula S. Whitesell	51	Senior Vice President, Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since July 2020. Previously Vice President, Human Resources, Communications and Customer Care from January 2019 to July 2020 and Vice President, Human Resources from January 2017 to January 2019 of Peapod Digital Labs, an e-commerce services company. Previously Senior Director, Human Resources from April 2015 to December 2016 of Whirlpool Corporation, a manufacturer of kitchen and laundry appliances.
Stephen Zamansky	50	Senior Vice President, General Counsel and Secretary	Senior Vice President, General Counsel and Secretary since July 2014. Vice President, General Counsel and Secretary from April 2011 to July 2014.

Item 1A.    RISK FACTORS
Some of the material risk factors related to the Company follow:

Risks related to the Merger

The consideration the Company’s stockholders will receive in the Merger is uncertain because the market price of Goodyear common stock will fluctuate.

Subject to the terms and conditions set forth in the Merger Agreement, upon consummation of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares, stock options, restricted stock units, performance stock units, treasury shares held by the Company and shares of the Company’s common stock owned directly or indirectly by the Company, Goodyear or Merger Sub) will be converted into the right to receive $41.75 per share in cash and 0.907 shares of Goodyear common stock (as well as cash in lieu of any fractional shares of Goodyear common stock and any dividends or distributions on the Goodyear common stock with a record date on or after the effective time of the Merger). The exchange ratio in the Merger is fixed, and there will be no adjustment to the consideration to be received by the Company’s stockholders in the Merger for changes in the market price of Goodyear common stock or the Company’s common stock prior to the completion of the Merger. The market value of Goodyear common stock may fluctuate prior to the closing of the transaction as a result of a variety of factors, including reactions from the financial markets to the Merger, general market and economic conditions, changes in Goodyear’s business, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases may be beyond the Company’s control or Goodyear’s control. The actual value of the consideration to be received by the Company’s stockholders at the completion of the Merger will depend on the market value of the Goodyear common stock at that time. This market value may differ, possibly materially, from the market value of the Company’s shares of common stock at the time the Merger Agreement was entered into or at any other time.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement contains a number of conditions that must be satisfied or waived in order to complete the Merger. Those conditions include, among others:
•the adoption of the Merger Agreement by the Company’s stockholders;
•the approval to list the shares of Goodyear common stock issuable in connection with the Merger on Nasdaq;
•the expiration or termination of the antitrust waiting period or the approval of regulatory agencies applicable to the Merger;
•the absence of any governmental order or law prohibiting the consummation of the Merger;
•the accuracy of Goodyear’s and the Company’s respective representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement);
•Goodyear’s and the Company’s performance of their respective obligations under the Merger Agreement in all material respects; and
•the absence of a material adverse effect on the Company or Goodyear (as described in the Merger Agreement).

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by November 22, 2021 (subject to the Company’s and Goodyear’s ability to extend the date to May 23, 2022, either Goodyear or the Company may choose not to proceed with the Merger. The parties can mutually decide to terminate the Merger Agreement at any time. In addition, Goodyear could determine that it is unwilling or unable to close the Merger.

The price of the Company’s common stock and the Company’s debt securities, as well as the Company’s financial results, may be negatively impacted if the Merger is not completed.

If the Merger is not completed for any reason, including the failure of the Company’s stockholders to approve the requisite transactions, the Company’s business and financial results may be adversely affected, including as follows:
•the Company may experience negative reactions from the financial markets, including negative impacts on the market price of its common stock and debt securities;
•the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect the Company’s ability to compete for new business or maintain existing business in the marketplace more broadly;
•the Company may experience negative reactions from employees and its joint venture partners, which may adversely affect, among other things, availability of TBR tires, productivity, employee turnover and occupational safety; and
•the Company have and will continue to expend significant time and resources that could otherwise have been spent on its existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and its ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and the Company’s Board of Directors seeks an alternative transaction, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under specified circumstances, the Company also may be required to pay Goodyear a termination fee.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to the Company that might result in greater value to the Company’s stockholders than the Merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. These provisions include a general prohibition on the Company’s soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Company’s Board of Directors, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction, and a termination fee that is payable to Goodyear if the Company terminates the Merger Agreement to accept a superior acquisition proposal.

While the Merger is pending, the Company may be exposed to a number of business uncertainties and related adverse effects on the Company’s business.

Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s relationships with collectively bargained employees and the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause suppliers, customers, partners and others that deal with the Company to seek to change the Company’s existing business relationships. In addition, the Merger Agreement restricts the Company from entering into certain corporate transactions and taking other specified actions without the consent of Goodyear, and generally requires the Company to continue its operations in the ordinary course, until completion of the Merger. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Merger-related costs may exceed the Company’s expectations.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, including, among others, fees paid to financial, legal and accounting advisors, employee retention costs, severance and benefit costs and filing fees. Many of these costs will be borne by the Company even if the Merger is not completed and could have an adverse effect on the Company’s financial condition and operating results.

In connection with the Merger, the Company may lose management personnel and other employees, which could adversely impact the Company’s future business and operations.

The Company is dependent on the experience and industry knowledge of its officers and other employees to execute the Company’s business plans. The Company’s success depends in part upon its ability to retain management personnel and other employees. The Company’s current and prospective employees may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the Company’s ability to attract or retain management and other personnel while the Merger is pending.

The Company and its directors may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies enter into agreements for transactions similar to those contemplated by the Merger Agreement, and such lawsuits may be brought against the Company and its directors in connection with the Merger Agreement. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect the Company’s business, financial position and results of operations.

The Merger may be less accretive than expected, or may be dilutive, and the combined company may fail to realize all of the anticipated benefits of the proposed Merger.

The success of the proposed Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits and cost savings from combining the Company’s and Goodyear’s businesses. The anticipated benefits and cost savings of the proposed Merger may not be realized fully or at all, may take longer to realize than expected, may require more non-recurring costs and expenditures to realize than expected or could have other adverse effects that the Company and Goodyear do not currently foresee. Some of the assumptions that the companies have made, such as with respect to anticipated operating synergies or the costs associated with realizing such synergies; significant long-term cash flow generation; and the benefits of the combined enterprise, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could also be potential unknown liabilities and unforeseen expenses associated with the Merger that were not discovered in the course of performing due diligence. Any of the foregoing factors could adversely affect the combined company’s business, financial position and results of operations.
Risks related to the Company's Operations
Impact of the ongoing COVID-19 pandemic, or similar public health crises, on the Company's operations, distribution channels, customers and suppliers.
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
The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. The tire industry has been negatively impacted by the COVID-19 pandemic, characterized by a decline in tire demand in 2020. . The Company’s results have been, and may continue to be, adversely impacted by this economic disruption, including impacting tire unit volumes, sales, income and cash flow.  In addition, the Company’s ability to continue implementing important strategic initiatives and capital expenditures may be affected as it devotes time and other resources to responding to the impacts of the COVID-19 pandemic. In response to government mandates and health care advisories, the Company altered certain aspects of its operations, including the temporary idling of manufacturing facilities for various lengths of time. A portion of the Company's workforce has had to spend a significant amount of time working remotely, which may increase cybersecurity and data security risks, and disrupt internal controls and procedures.
Federal, state, local and foreign governments have implemented various mitigation measures, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions and limitations on business, and these measures change from time to time. Some of these actions could adversely impact the ability of Company employees, contractors, suppliers, customers, and other business partners to conduct business activities, and could ultimately do so for an indefinite period of time. This could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity. In particular, the continued prevalence of COVID-19 and efforts to contain the virus could:
•continue to impact customers and customer demand for the Company's products;
•cause disruptions of the Company's workforce or operations;
•cause the Company to experience an increase in costs and credit risk as a result of the Company’s emergency measures, delayed payments from customers and uncollectable accounts;
•cause delays and disruptions in the supply chain resulting in disruptions in operations;
•result in temporary idling of facilities and the resulting costs to resume full operations;
•result in asset impairments or other charges;
•negatively impact the Company's liquidity position;
•limit the Company's access to funds under its existing credit facility and the capital markets;
•impact availability of qualified personnel; and
•cause other unpredictable events.

The situation surrounding COVID-19 remains fluid. In late 2020, vaccines for COVID-19 were approved by health agencies in certain countries in which the Company operates (including the U.S., U.K., Canada and Mexico) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to health care and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. Full administration of the COVID-19 vaccines is unlikely to occur in most jurisdictions until mid- to late- 2021.For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, government mandated restrictions and regulations, business and workforce disruptions, impact on demand for Company products, and the effectiveness of actions taken to contain and treat the disease, including the efficacy of and ability to widely distribute vaccinations.
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
The pricing volatility for natural rubber, petroleum-based materials and other raw materials contributes to the difficulty in managing the costs of raw materials. Costs for certain raw materials used in the Company’s operations, including natural rubber, chemicals, carbon black, steel reinforcements and synthetic rubber remain highly volatile. Increasing costs for raw material will increase the Company’s production costs and affect its margins if the Company is unable to pass the higher production costs on to its customers in the form of price increases. Even if the Company is able to pass along these higher costs, its profitability may be adversely affected until it is able to do so. Decreasing costs for raw materials could also affect margins if the Company is unable to maintain its pricing structure due to the need to offer price reductions to remain competitive. Further, if the Company is unable to obtain adequate supplies of raw materials in a timely manner for any reason, including supply chain disruption, its operations could be interrupted or otherwise adversely affected.
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
The tire industry is a highly competitive, global industry. Some of the Company’s competitors are larger companies with greater financial resources. Intense competitive activity in the replacement tire industry, including consolidation or other cooperation by and among the Company's competitors, has caused, and will continue to cause, pressures on the Company’s business, as well as pressure on certain of the Company's customers, suppliers or distribution network. As the Company increases its presence in the original equipment market, the demand for products by the OEM's will be impacted by automotive vehicle production. The Company’s ability to compete successfully will depend in part on its ability to balance capacity with demand, leverage global purchasing of raw materials, make required investments to improve productivity, eliminate redundancies and increase production at low-cost, high-quality supply sources. If the Company is unable to offset continued pressures, its sales, margins, operating results and market share could decline and the impact could become material on the Company’s earnings.

The Company has and could in the future incur restructuring charges and other costs as it continues to execute actions in an effort to improve future profitability and competitiveness and may not achieve the anticipated savings and benefits from these actions.
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility, including the outcome of the restructurings and related actions in Europe, the U.S. and at the Company's manufacturing facility in Mexico, after the recent purchase of the remaining noncontrolling interest in the facility, as well as other current and potential future outcomes from the Company's ongoing region by region global footprint assessment. The Company may not realize anticipated savings or benefits from the Mexico purchase and restructuring, or other actions, in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges, including pension obligations, could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
The Company routinely evaluates potential investments and acquisitions and may pursue additional investment and acquisition opportunities, some of which could be material to its business. These investments include the formation of the ACTR joint venture in Vietnam, the purchase of the remaining noncontrolling interest in the Company's Mexican manufacturing facility and investment in the Company's Serbian manufacturing facility. The Company cannot provide assurance whether it will be successful in pursuing, integrating, ramping up and operating any investment or acquisition opportunities or what the consequences of any investment or acquisition would be. The Company may encounter various risks in any investment or acquisition, including:
•the possible inability to integrate an acquired business into its operations;
•the possible failure to successfully ramp up and operate the business;
•diversion of management’s attention;
•loss of key management personnel;
•labor disruption, including as a result of the Company's purchase or restructuring activities;
•unanticipated problems or liabilities, including delays in completion of required capital expenditures and/or construction;
•potential asset impairment charges, due to inability to meet operating plans; and
•increased labor and regulatory compliance costs of acquired businesses.

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
The Company’s strategy includes the use of joint ventures, both as the majority and minority stockholder, and other partially-owned subsidiaries. These entities operate in countries outside of the U.S., are generally less well capitalized than the Company and bear risks similar to the risks of the Company. In addition, there are specific risks applicable to these subsidiaries and these risks, in turn, add potential risks to the Company. Such risks include greater risk of joint venture partners or other investors failing to meet their obligations under related stockholders’ agreements; conflicts with joint venture partners; the possibility of a joint venture partner taking valuable knowledge from the Company; and risk of being denied access to the capital markets, which could lead to resource demands on the Company in order to maintain or advance its strategy. The Company’s outstanding notes and primary credit facility contain cross default provisions in the event of certain defaults by the Company under other agreements with third parties. For further discussion of access to the capital markets, see also related comments under “The Company has a risk due to volatility of the capital and financial markets.”
The Company’s expenditures for pension and other postretirement obligations could be materially higher than it has predicted if its underlying assumptions prove to be incorrect.
The Company provides defined benefit and hybrid pension plan coverage to union and non-union U.S. employees and a contributory defined benefit plan in the U.K. The Company’s pension expense and its required contributions to its pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value and the inflation rate. The Company could experience increased pension expense due to a combination of factors, including the decreased investment performance of its pension plan assets, decreases in the discount rate, changes in its assumptions relating to the expected return on plan assets, including changes necessitated by movements in the glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level, updates to mortality tables, changes to participant behaviors, including an increase in the volume of lump-sum distributions out of the plans, and the impact of changes to the Company’s pension strategy. The Company could also experience increased other postretirement expense due to decreases in the discount rate, increases in the health care trend rate and changes in the health care environment.
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

Risks related to Information Technology, Research & Development and Intellectual Property
A disruption in, or failure of, the Company’s information technology systems, including those related to cybersecurity, could adversely affect the Company’s business operations and financial performance.
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
Despite the security measures that the Company has implemented, including those related to cybersecurity, its systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. Additionally, digital technologies may become more vulnerable and experience a higher rate of rapidly evolving cyberattacks in the environment of remote connectivity, which will continue to be an important aspect of the Company's operations. Furthermore, the Company may have little or no oversight with respect to security measures employed by third-party service providers, which may ultimately prove to be ineffective at countering threats. A system failure, accident or security breach could result in business disruption, theft of intellectual property, trade secrets or customer information and unauthorized access to personnel information. To the extent that any system failure, accident or security breach results in disruptions to the Company's operations or the theft, loss or disclosure of, or damage to, the Company's data or confidential information, the Company’s reputation, business, results of operations, cash flows and financial condition could be materially adversely affected. In addition, the Company may be required to incur significant costs to protect against and, if required, remediate the damage caused by such disruptions or system failures in the future.
If the Company fails to develop technologies, processes or products needed to keep up with rapidly evolving distribution channels and to support consumer and customer demand or, changes in consumer or customer behavior, it may lose significant market share or be unable to recover associated costs.
The Company’s tire sales, margins and profitability may be significantly impacted if it does not develop or have available technologies, processes, including distribution methods, or products that competitors may be developing and consumers or dealers or distributors are demanding. This includes, but is not limited to, changes in the design of and materials used to manufacture tires, changes in the types of tires consumers prefer and changes in the vehicles consumers are purchasing. Additionally, the Company is also impacted by changes in consumer brand perceptions and the way consumers buy tires and failure to effectively compete in various sales and marketing channels, including digital channels and mass merchandising outlets, could result in lost sales and negative impacts on the Company's earnings.
Technologies or processes may also be developed by competitors that better distribute tires to consumers, including through wholly-owned distributors, which could affect the Company’s customers, as well as impact the Company's implementation of its strategic plan.
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
The Company has implemented Enterprise Resource Planning systems in the United States and other locations. The Company has begun to invest in, and will also continue to evaluate. available options for integrating information technology solutions outside of the United States, which will require significant amounts of capital and human resources to deploy. These requirements may exceed Company projections. Throughout integration of the systems, there are also risks created to the Company’s ability to successfully and efficiently operate.
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
Risks related to Litigation, Laws and Regulations
The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires, raw materials or equipment used in tire manufacturing.
The Company’s ability to competitively source and sell tires can be significantly impacted by changes in tariffs, changes or repeals of trade agreements, including the USMCA, as well as the U.K.'s exit from the European Union, or certain other international trade agreements, or other trade restrictions or retaliatory actions imposed by various governments. Other effects, including impacts on the price of tires, responsive actions from governments and the opportunity for competitors to establish a presence in markets where the Company participates, could also have significant impacts on the Company’s results.
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
Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These increased to 25 percent effective May 10, 2019. Future changes to duty percentages, if any, are unknown at this time. Retaliatory duties on U.S. products have been implemented by China in response to these additional duties.
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
Periodically, the Company is also subject to audits, litigation or other commercial disputes and other legal proceedings relating to its business. Due to the inherent uncertainties of any litigation, commercial disputes or other legal proceedings, the Company cannot accurately predict their ultimate outcome, including the outcome of any related appeals. An unfavorable outcome could materially adversely impact the Company’s financial condition, cash flows and results of operations.
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
The Company is facing risks emanating from legislation in the U.S., including the Patient Protection and Affordable Care Act and the related Healthcare and Education Reconciliation Act, which are collectively referred to as healthcare legislation. The future of this major legislation and any potential replacement is not clear and may be impacted by the results of recent and future elections in the U.S. The ultimate cost and the potentially adverse impact to the Company and its employees cannot be quantified at this time.

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
General risk factors
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico, the PRC and Vietnam. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also has COOCSA, a wholly-owned manufacturing entity in Mexico, after purchasing the remaining noncontrolling interest on January 24, 2020, and has established operations in Serbia and the U.K. Additionally, Cooper Vietnam recently formed a joint venture with Sailun Vietnam, which began commercially producing TBR tires in 2020. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, including those enacted in response to pandemics, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is complex and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business or obtaining another improper benefit. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires, raw materials or equipment used in tire manufacturing", "There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries" and "The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business."
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. On January 23, 2020, the Withdrawal Act, after clearing all stages in the U.K. Parliament, received royal assent from the Queen. On December 24, 2020, the U.K. and the European Union announced an agreement on the EU-UK Trade and Cooperation Agreement ("EU-UK Agreement"). The trade deal was formally approved by the U.K. House of Commons on December 30, 2020 and is expected to be formally approved by the European Union legislature in March 2021. While the EU-UK Agreement moves to remove uncertainty and a significant amount of financial risk associated with the U.K.’s exit from the European Union, the Company is still assessing the agreement details and the related impact on the Company's U.K business and other operations. The new trading relationship between the U.K and the European Union will result in increased costs of goods imported into the U.K. from the European Union and exported from the U.K. into the European Union. The movement of goods between the U.K. and the European Union will continue to be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Also, there will be additional costs related to goods that are deemed to originate outside of the U.K. or European Union, as well as Serbia, and for which the originating country has no trade agreement with the U.K.
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
Certain of the Company's variable rate debt, including its Credit Facility, currently use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of variable rate debt. The interest rates on the Company's term loans and revolving credit facilities can vary based on the Company's credit ratings. The Company's policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. Interest rate swaps are also used to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. The Company utilizes derivative financial instruments to enhance its ability to manage risk, including interest rate exposures that exist as part of ongoing business operations. The Company does not enter into contracts for trading purposes, nor is it a party to any leveraged derivative instruments. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, the Company's use of these instruments may not effectively limit or eliminate exposure to changes in interest rates. Therefore, the Company cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on its business, financial position or operating results.
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
Because the Company conducts transactions in various non-U.S. currencies, including the Euro, Canadian dollar, British pound sterling, Swiss franc, Swedish krona, Norwegian krone, Mexican peso, Columbian peso, Chinese yuan, Serbian dinar and Brazilian real, fluctuations in foreign currency exchange rates may impact the Company’s financial condition, results of operations and cash flows, despite currency hedging actions by the Company. The Company’s operating results are subject to the effects of fluctuations in the value of these currencies and fluctuations in the related currency exchange rates. As a result, the Company’s sales have historically been affected by, and may continue to be affected by, these fluctuations. Exchange rate movements between currencies in which the Company sells its products have been affected by and may continue to result in exchange losses that could materially affect results. During times of strength of the U.S. dollar, the reported revenues of the Company’s international operations will be reduced because local currencies will translate into fewer dollars. In addition, a strong U.S. dollar may increase the competitiveness of competitors based outside of the United States. As a result, continued strengthening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows. A weak U.S. dollar could increase the cost of goods imported into the Company's U.S. operations and other goods imported in U.S. dollars at other locations and may decrease the profitability of the Company's operations. As a result, continued weakening of the U.S. dollar may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
Item 1B.UNRESOLVED STAFF COMMENTS
None.
Item 2.PROPERTIES
As shown in the following table, at December 31, 2020, the Company maintained 51 manufacturing facilities, distribution centers, retail stores, technical centers and office facilities worldwide. A majority of the manufacturing facilities are wholly-owned by the Company. Some manufacturing, distribution and office facilities are leased.

	Americas Tire Operations			International Tire Operations
Type of Facility	North America	Latin America		Europe	Asia		Total
Manufacturing	4	1	*	2	3	**	10
Distribution centers	12	1		5	1		19
Retail stores	3	—		—	—		3
Technical centers and offices	7	4		4	4		19
Total	26	6		11	8		51
* On January 24, 2020, the Company acquired the remaining 42 percent noncontrolling ownership interest in COOCSA, making COOCSA a wholly-
owned subsidiary.
** Asia includes two manufacturing facilities that are joint ventures, GRT, in the PRC, and ACTR, in Vietnam.
The Company believes its properties have been adequately maintained, generally are in good condition and are suitable and adequate to meet the demands of each segment’s business.

Item 3.     LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at December 31, 2020. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

Item 4.MINE SAFETY DISCLOSURES
None.

PART II
Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Market information
Cooper Tire & Rubber Company common stock is traded on the New York Stock Exchange under the symbol CTB.
Five-Year Stockholder Return Comparison
The Company includes in its annual report to stockholders a line graph presentation comparing cumulative five-year stockholder returns on an indexed basis with the Standard & Poor’s (“S&P”) Stock Index and the S&P 500 Auto Parts & Equipment Index. In 1993, the Company chose what is now the S&P 500 Auto Parts & Equipment Index as the most appropriate of the nationally recognized industry standards and has used that index for its stockholder return comparisons in all of its annual reports since that time.
The following chart assumes three hypothetical $100 investments on December 31, 2015, and shows the cumulative values at the end of each succeeding year resulting from appreciation or depreciation in the stock market price, assuming dividend reinvestment.
Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Year Ended December 31,
Company / Index	2016	2017	2018	2019	2020
Cooper Tire & Rubber Company	3.86%	(8.00)%	(7.21)%	(9.77)%	42.83%
S&P 500 Index	11.96	21.83	(4.38)	31.49	18.40
S&P 500 Auto Parts & Equipment	(4.25)	45.58	(28.74)	45.16	23.40

	Base Period	INDEXED RETURNS Year Ended December 31,
Company / Index	2015	2016	2017	2018	2019	2020
Cooper Tire & Rubber Company	$100.00	$103.86	$95.86	$88.65	$78.88	$121.71
S&P 500 Index	100.00	111.96	133.79	129.41	160.90	179.30
S&P 500 Auto Parts & Equipment	100.00	95.76	141.34	112.60	157.76	181.16

Comparison of Cumulative Five Year Total Return
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2015
2016
2017
2018
2019
2020
Cooper Tire & Rubber Company
S&P 500 Index
S&P 500 Auto Parts & Equipment

(b)    Holders
The number of holders of record at December 31, 2020 was 1,507.
(c)    Dividends
The Company has paid consecutive quarterly dividends on its common stock since 1973.
(d)    Issuer purchases of equity securities
During the quarter ended December 31, 2020, the Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.
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

Item 6.SELECTED FINANCIAL DATA

(Dollar amounts in thousands except per share amounts)
	2020	2019 (a)	2018(b)	2017(c)	2016
Net sales	$2,521,074	$2,752,639	$2,808,062	$2,854,656	$2,942,869
Operating profit (d)	$230,881	$174,455	$165,245	$309,247	$437,458
Income before income taxes	$190,903	$109,672	$114,058	$243,925	$376,093
Net income attributable to Cooper Tire & Rubber Company	$142,789	$96,404	$76,586	$95,400	$248,381
Earnings per share:
Basic	$2.84	$1.92	$1.52	$1.83	$4.56
Diluted	$2.83	$1.91	$1.51	$1.81	$4.51
Dividends per share	$0.42	$0.42	$0.42	$0.42	$0.42
Weighted average shares outstanding (000s):
Basic	50,307	50,159	50,350	52,206	54,480
Diluted	50,505	50,378	50,597	52,673	55,090
Property, plant and equipment, net	$1,077,624	$1,047,242	$1,001,921	$966,747	$864,227
Total assets (e), (f)	$2,971,573	$2,802,338	$2,634,205	$2,707,925	$2,731,677
Long-term debt and finance leases (g)	$314,265	$309,148	$121,284	$295,987	$297,094
Total equity	$1,410,591	$1,327,733	$1,232,443	$1,185,756	$1,130,236
Capital expenditures	$151,198	$202,722	$193,299	$197,186	$175,437
Depreciation and amortization	$158,847	$148,054	$147,161	$140,228	$130,257
Number of employees (h)	9,839	8,720	9,027	9,204	9,149

(a)The Company recorded an income tax benefit of $18,606 in 2019 as a result of the implementation of a business realignment strategy in Europe.
(b)The Company recorded a non-cash goodwill impairment charge of $33,827 in 2018.
(c)The Company recorded $35,378 of deemed repatriation tax and $20,413 for the re-measurement of deferred tax assets in conjunction with U.S. tax reform, as well as a U.K. valuation allowance charge of $18,915, less the reversal of an Asia valuation allowance of $6,671 in 2017.
(d)The non-service cost components of net periodic benefit cost were reclassified outside of operating profit to Other pension and postretirement benefit expense in the amount of $37,523 and $53,071 in 2017 and 2016, respectively, as a result of the adoption of Accounting Standards Update ("ASU") 2017-07 in 2018.
(e)The Company has reclassified its volume and customer rebate program reserves from a contra-asset included within Accounts receivable to a liability within Accrued liabilities in the amount of $100,190 and $93,783 in 2017 and 2016, respectively, as a result of the adoption of Accounting Standards Codification ("ASC") 606 in 2018.
(f)The Company has reclassified its voluntary employee beneficiary association trust from a reduction of accrued benefits within Accrued liabilities to restricted cash included within Other assets of $18,499 in 2016 as a result of the adoption of ASC 2016-18 in 2018.
(g)In 2018, Long-term debt and finance leases reflect the short-term classification of $173,578 of unsecured notes due in December 2019. This amount was paid in 2019 and replaced with a new long-term borrowing.
(h)The number of employees in 2020 includes 1,157 members of the COOCSA workforce. Members of the COOCSA workforce were employed by an employment services company prior to the Company acquiring the remaining 42 percent noncontrolling ownership interest of COOCSA on January 24, 2020.

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

The Company has operations in what are considered lower-cost countries. This includes the Cooper Kunshan Tire manufacturing operation, as well as a joint venture TBR manufacturing operation, in the PRC, the COOCSA manufacturing facility in Mexico and a manufacturing facility in Serbia. On January 24, 2020, the Company acquired the remaining 42 percent noncontrolling ownership interest in its Mexican joint venture manufacturing operations, making it a wholly-owned subsidiary. Products from these operations provide a lower-cost source of tires for global markets. Through a variety of other projects, the Company also has improved the competitiveness of its manufacturing operations in the United States. On April 5, 2019, Cooper Vietnam and Sailun Vietnam established a joint venture in Vietnam, ACTR, which began commercially producing TBR tires in 2020.

On January 17, 2019, Cooper Tire Europe committed to a plan to cease substantially all light vehicle tire production at its Melksham, U.K facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, the materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

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

The MD&A generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussion of 2018 items and the results of December 31, 2019 as compared to December 31, 2018 can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's annual report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

The Merger

On February 22, 2021, the Company entered into the Merger Agreement, pursuant to which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Goodyear will acquire the Company by way of the merger of Merger Sub with and into the Company, with the Company surviving such Merger as a wholly owned subsidiary of Goodyear. Under the terms of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders will be entitled to receive $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of the Company’s common stock they own at the effective time. Upon completion of the proposed Merger, it is expected that the Company’s stockholders will own approximately 16 percent and Goodyear stockholders will own approximately 84 percent of the combined company on a fully diluted basis.

The completion of the Merger is subject to the receipt of antitrust clearance in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules promulgated thereunder, the Merger may not be completed until the Company and Goodyear have each filed notification and report forms with the United States Federal Trade Commission (“FTC”), and the Antitrust Division of the United States Department of Justice (“DOJ”), and the applicable waiting period (or any extension thereof) has expired or been terminated. The completion of the Merger is also subject to a number of foreign regulatory filings that will need to be completed.

The Company expects to complete the Merger in the second half of 2021, subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and the approval of the Company’s stockholders.

Consolidated Statements of Income

(Dollar amounts in thousands except per share amounts)
	Twelve Months Ended December 31,
	2020	Change	2019	Change	2018
Net Sales
Americas Tire	$2,170,889	$(182,837)	$2,353,726	$(8,920)	$2,362,646
International Tire	481,655	(52,348)	534,003	(106,973)	640,976
Eliminations	(131,470)	3,620	(135,090)	60,470	(195,560)
Net sales	2,521,074	(231,565)	2,752,639	(55,423)	2,808,062
Operating profit (loss):
Americas Tire	280,349	42,596	237,753	8,253	229,500
International Tire	3,167	16,557	(13,390)	654	(14,044)
Unallocated corporate charges	(54,690)	(4,722)	(49,968)	1,596	(51,564)
Eliminations	2,055	1,995	60	(1,293)	1,353
Operating profit	230,881	56,426	174,455	9,210	165,245

Interest expense	(22,707)	8,482	(31,189)	992	(32,181)
Interest income	3,569	(5,889)	9,458	(758)	10,216
Other pension and postretirement benefit expense	(25,419)	16,148	(41,567)	(13,761)	(27,806)
Other non-operating income (expense)	4,579	6,064	(1,485)	(69)	(1,416)
Income before income taxes	190,903	81,231	109,672	(4,386)	114,058
Income tax provision	46,999	35,644	11,355	(22,140)	33,495
Net income	143,904	45,587	98,317	17,754	80,563
Net income attributable to noncontrolling shareholders’ interests	1,115	(798)	1,913	(2,064)	3,977
Net income attributable to Cooper Tire & Rubber Company	$142,789	$46,385	$96,404	$19,818	$76,586
				0
Basic earnings per share	$2.84	$0.92	$1.92	$0.40	$1.52
Diluted earnings per share	$2.83	$0.92	$1.91	$0.40	$1.51
COVID-19 Update
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, the Company temporarily shut down its China, U.S., Europe, and Mexico manufacturing plants for various periods of time through the first half of 2020. By the end of the second quarter, each of the Company's facilities were reopened.
The Company’s priorities during the COVID-19 pandemic have been protecting the health and safety of its employees, responsibilities to its broader communities, and commitments to its customers and other key stakeholders. The Company has taken a variety of measures to protect the health and safety of employees, including prohibiting non-essential travel for all employees, modifying workspaces with acrylic dividers and touchless faucets, providing additional personal protective equipment and cleaning supplies, increasing cleaning protocols across all locations, transitioning to remote working arrangements for certain employees, emphasizing the importance of staying home when employees feel sick, implementing protocols to address actual and suspected COVID-19 cases and potential exposure, and enacting policies on face mask usage and appropriate social distancing at the Company's locations
The fundamentals of the Company remain strong, and the Company believes it has sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $1,234 million as of December 31, 2020, consisting of cash on hand and credit facilities. As a reaction to COVID-19, the Company took actions to preserve liquidity, including capital expenditure reductions, actions to improve working capital, reductions in discretionary spending and additional temporary cost actions. Based upon the Company's results and the effectiveness of these actions, such actions were gradually reversed throughout the second half of 2020.
COVID-19 negatively impacted the Company's business in 2020 and also presented potential new risks to it. The Company began to see the impacts of COVID-19 on its Asian operations early in the first quarter, and in customer demand in late March in the Americas and Europe, which continued into the second quarter of 2020. The situation surrounding COVID-19 remains fluid and the potential for a continued material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. In the future, the COVID-19 pandemic may cause additional reduced demand for the Company's products, including if it results in a recessionary global economic environment. It could also lead to volatility in consumer demand for or access to Company products, including due to government actions impacting the ability to produce and ship products or impacting consumers’ movements and access to the Company's products. The Company believes that over the long term, there will continue to be strong demand for the Company's products. However, the timing and extent of demand recovery in specific markets, the resumption of travel, and product demand trends caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales and earnings during and subsequent to the duration of the COVID-19 pandemic. The Company's customers are also being impacted by the pandemic. The success of customers in addressing the issues and maintaining their operations, including their ability to remit timely payment, could impact consumer access to, and as a result, sales of the Company's products. In addition, the COVID-19 pandemic and the Company's and government responses to it have disrupted the Company's operations, and increased its costs, and may continue to do so.
The Company's ability to continue to operate and to mitigate the negative impacts of the pandemic will in part depend on the ability to protect its employees and supply chain. The Company has endeavored to follow recommended actions of government and health authorities to protect employees world-wide, with particular measures in place for those working in the Company's plants and distribution facilities. The Company intends to continue to work with government authorities and implement employee safety measures to ensure that it is able to continue manufacturing and distributing products during the COVID-19 pandemic. However, uncertainty resulting from the pandemic could result in an unforeseen disruption that could impact the results of operations. For additional information on risk factors that could impact the Company's results, refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.
2020 versus 2019
Consolidated net sales for the year ended December 31, 2020 were $2,521 million compared with $2,753 million in 2019, a decrease of $232 million. In 2020, the Company experienced lower unit volume ($355 million) primarily as a result of the market slowdown caused by the COVID-19 pandemic during the first half of 2020, as well as unfavorable foreign currency impact ($6 million). These unfavorable items were partially offset by favorable price and mix ($129 million).
The Company recorded an operating profit of $231 million in 2020, compared to operating profit of $174 million in 2019. The Company's 2020 operating profit benefited from $78 million of favorable price and mix, $67 million of lower raw material costs and $44 million of lower net product liability expense compared to 2019. This was partially offset by $61 million of increased manufacturing costs, primarily related to production days lost due to plant shut downs, and $73 million of lower unit volume, both attributable to the COVID-19 pandemic. Additionally, the Company experienced $5 million of lower selling, general and administrative expenses, while restructuring costs increased by $4 million.
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

As part of its regular review of product liability, the Company monitors trends that may affect its ultimate liability and analyzes developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's review completed in 2020, the Company recorded a benefit of $49 million. This benefit reflects a reduction in the Company's estimate of the volume of anticipated product liability claims, as well as adjustments to existing reserves based upon settled claims history. In 2019, a similar review was performed, and the Company recognized a benefit of $4 million. Aside from the regular review, product liability expense related to normal claim activity increased $1 million in 2020 compared to 2019, while insurance premium costs increased $1 million in 2020 compared to 2019. Legal costs related to product liability claims decreased $1 million in 2020 compared to 2019. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Consolidated Financial Statements.
Selling, general, and administrative expenses were $245 million in 2020 (9.7 percent of net sales) and $250 million in 2019 (9.1 percent of net sales). This decrease in selling, general and administrative expenses was driven primarily by reduced advertising and promotional spending and lower administrative costs as a result of actions implemented in response to COVID-19, partially offset by an increase in mark to market costs of stock-based liabilities and higher incentive compensation costs.
During 2020, the Company recorded $11 million of restructuring expense in the Americas Tire Operations segment related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA, and $1 million related to a U.S. reduction in force. In 2019, the Company recorded restructuring expense associated with the cessation of substantially all light vehicle tire production at the Melksham facility of $9 million. Additional information related to the Company’s accounting for restructuring costs appears in the Notes to the Consolidated Financial Statements.
Interest expense was $23 million in 2020 as compared to $31 million in 2019. The decreased expense is the result of a lower interest rate on the Company's Term Loan A outstanding in 2020, which replaced higher interest rate unsecured notes in December 2019. Additional borrowings on the Company's revolving Credit Facility and accounts receivable securitization for a portion of 2020 partially offset this decrease.
Interest income of $4 million in 2020 was a decrease from $9 million during 2019. The decrease is due to interest rate declines in 2020 compared to 2019, which offset the impact of the Company's higher cash balance in 2020.
For the year ended 2020, other pension and postretirement benefit expense was $25 million as compared to $42 million in 2019. This decrease is primarily the result of the Company's improved funded status at December 31, 2019, as a result of favorable returns on plan assets in 2019, which improved the Company's funding position and lowered the actuarially determined expense for 2020 as compared to 2019. The Company incurred non-cash settlement charges of $4 million in both 2020 and 2019 as a result of the volume of the lump-sum distributions out of Cooper Tire Europe's U.K. pension plan in 2020 and 2019, respectively.
Other non-operating income improved $6 million in 2020 as compared to 2019. This improvement was primarily due to equity earnings from the Company's investment in ACTR, which began commercially producing tires in 2020.
For the year ended December 31, 2020, the Company recorded income tax expense of $47 million (effective tax rate of 24.6 percent) compared to $11 million (effective tax rate of 10.4 percent) for 2019. The 2020 effective tax rate is driven primarily by the mix of earnings in international jurisdictions with differing tax rates and earnings in the U.S.. The 2019 effective tax rate included the benefit of $19 million from planning actions involving the Company's European tax structure which were executed in the fourth quarter of 2019.
The effects of inflation did not have a material effect on the results of operations of the Company in 2020.
Segment Operating Results
The Company has four segments under ASC 280:
•North America, composed of the Company’s operations in the U.S. and Canada;
•Latin America, composed of the Company’s operations in Mexico, Central America and South America;
•Europe; and
•Asia.
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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Twelve Months Ended December 31,
	2020	Change	2019	Change	2018
Sales	$2,170,889	(7.8)%	$2,353,726	(0.4)%	$2,362,646
Operating profit	$280,349	17.9%	$237,753	3.6%	$229,500
Operating margin	12.9%	2.8 points	10.1%	0.4 points	9.7%
Total unit sales change		(14.0)%		(3.8)%
United States replacement market unit shipment changes:
Passenger tires
Segment		(11.2)%		(2.7)%
USTMA members		(13.8)%		0.1%
Total Industry		(8.3)%		2.2%
Light truck tires
Segment		(3.1)%		(3.2)%
USTMA members		(3.6)%		1.4%
Total Industry		0.8%		2.7%
Total light vehicle tires
Segment		(9.4)%		(2.8)%
USTMA members		(12.4)%		0.3%
Total Industry		(7.1)%		2.3%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and ACTR and through off-take agreements with PCT and Sailun Vietnam through December 31, 2020.
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
Sales
Net sales of the Americas Tire Operations segment decreased from $2,354 million in 2019 to $2,171 million in 2020. In 2020, the segment experienced lower unit volume of $326 million and unfavorable foreign currency impact of $8 million, partially offset by favorable pricing and mix of $151 million. Unit shipments for the segment decreased 14.0 percent in 2020 compared with 2019. In the U.S., the segment’s unit shipments of total light vehicle tires decreased 9.4 percent in 2020 compared with the same period in 2019. This decrease compares with a 12.4 percent decrease in total light vehicle tire shipments experienced by USTMA members, and a 7.1 percent decrease in total light vehicle tire shipments experienced for the total industry. Americas Tire Operations volume, as well as that of the USTMA and total industry, has been negatively impacted by reduced demand as a result of the COVID-19 pandemic, especially in the first half of 2020.
Operating Profit
Operating profit for the segment increased from $238 million in 2019 to $280 million in 2020. Operating profit in 2020 included $82 million of favorable price and mix and $48 million of lower raw material costs. 2020 also included $44 million of lower net product liability expense compared to 2019. These were partially offset by $55 million of unfavorable manufacturing costs, primarily related to production days lost due to plant shut downs in the second quarter, and $69 million of lower unit volume, both due to the COVID-19 pandemic. Operating profit in 2020 also included $11 million of higher restructuring costs related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA. The segment benefited from $2 million of lower selling, general and administrative expenses and 1 million of lower other costs compared to 2019.
The segment utilizes an internal raw material index which is calculated based upon the underlying costs of the segment's key raw materials for the period and is utilized in comparing the cost of raw materials from period to period. The segment’s internally calculated raw material index of 142.2 for the year ended December 31, 2020 was a decrease of 9.6 percent from 2019.
International Tire Operations Segment

(Dollar amounts in thousands)	Twelve Months Ended December 31,
	2020	Change	2019	Change	2018
Sales	$481,655	(9.8)%	$534,003	(16.7)%	$640,976
Operating profit	$3,167	(123.7)%	$(13,390)	4.7%	$(14,044)
Operating margin	0.7%	3.2 points	(2.5)%	(0.3) points	(2.2)%
Total unit sales change		(6.1)%		(14.4)%
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity primarily manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire, in the PRC, manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, and ACTR, a joint venture manufacturing facility located in Vietnam, serve as global sources of TBR tire production for the Company. The segment also procured certain TBR tires under off-take agreements with PCT and Sailun Vietnam. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly-owned subsidiary of the Company, committed to a plan to cease substantially all light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.
Sales
Net sales of the International Tire Operations segment were $482 million for the year ended December 31, 2020, compared to $534 million in 2019. The segment experienced $37 million of lower unit volume and $18 million of unfavorable price and mix, partially offset by $3 million of favorable foreign currency impact. Segment unit volume was down 6.1 percent, primarily as a result of the impact of the COVID-19 pandemic.
Operating Profit (Loss)
In 2020, the segment's operating profit of $3 million compared to an operating loss of $13 million in 2019. The segment experienced $20 million of lower raw material costs and $7 million of lower selling, general and administrative costs in 2020 as compared to 2019. These improvements were partially offset by $6 million of unfavorable manufacturing efficiencies, primarily related to production days lost due to plant shut downs in the second quarter, and $4 million of lower unit volume, both primarily due to the COVID-19 pandemic. Additionally, the segment experienced $7 million of unfavorable price and mix. 2019 included $8 million of restructuring costs related to Cooper Tire Europe's decision to cease light vehicle tire production at its Melksham facility. Other costs were $2 million higher in 2020 compared to 2019.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash provided by operating activities was $459 million in 2020 compared to $291 million of net cash provided by operating activities in 2019. The improvement in operating cash flows was partially driven by the Company's increased net income in 2020 of $144 million, as compared to net income of $98 million in 2019. Changes in operating assets and liabilities in 2020 provided $127 million of net cash, as compared to the usage of $1 million in 2019. Lower sales volume and decreased production activity in the first half of 2020 as a result of the COVID-19 pandemic resulted in favorable movement in accounts and notes receivable and inventory in 2020, as compared to 2019. This favorable movement continued into the second half of 2020 as improved unit sales volume kept the Company's inventory on hand at lower levels than 2019. Non-cash items contributed $188 million of favorable cash flow movement in 2020, compared to $193 million contributed in 2019, with the decrease in the Company's LIFO reserve in 2020 as a result of the Company's declining inventory balance the primary change.
Sources and uses of cash in investing activities
Net cash used in investing activities reflects capital expenditures of $151 million and $203 million in 2020 and 2019, respectively. The reduced capital expenditures in 2020 reflect reductions enacted by the Company in response to COVID-19. Additionally, investing activities in 2019 also includes the Company's $49 million investment in the Sailun Vietnam equity joint venture.
Sources and uses of cash in financing activities
In 2020, the Company repaid $9 million of net short-term debt at its Asian operations. In the first half of 2020, the Company utilized its revolving credit facility and accounts receivable securitization facility to increase cash on hand for working capital and general corporate purposes as it managed the impacts of the COVID-19 pandemic prior to repaying the borrowings in the third quarter. In 2019, the Company repaid $3 million of net short-term debt at its Asian operations. In 2020, the Company also borrowed $32 million as part of equipment financing arrangements.
In 2020, the Company paid $62 million for the acquisition of the remaining noncontrolling ownership interest in COOCSA, as well as for services rendered by members of the joint venture workforce that were also shareholders of the non-controlling interest.
Dividends paid on the Company’s common shares were $21 million in both 2020 and 2019.
Available cash, credit facilities and contractual commitments
At December 31, 2020, the Company had cash and cash equivalents of $626 million.
Domestically, the Company's revolving credit facility ("Credit Facility") with a consortium of several banks provides up to $700 million and expires in June 2024. Of this borrowing capacity, $200 million is allocated to the Term Loan A, while the remaining $500 million is allocated to a revolving credit facility. The Term Loan A was drawn in December 2019 primarily to pay for maturing unsecured notes. The Credit Facility also includes a $110 million letter of credit sub-facility.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $100 million, based on eligible receivables, which expires in December 2022.
At December 31, 2020, the Company has no borrowing drawn on its revolving credit facility or accounts receivable securitization facility. These credit facilities have been used to secure letters of credit of $38 million at December 31, 2020. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at December 31, 2020, was $545 million. The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2020.
The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $68 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $64 million at December 31, 2020.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, and dividend goals as it navigates the COVID-19 pandemic. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. Short-term borrowings at December 31, 2020 include an $11 million promissory note, in addition to short-term notes of consolidated subsidiaries. The promissory note will be reclassified to an operating lease liability upon lease commencement of the related airplane lease. The Company expects to refinance or pay the short-term notes within the next twelve months.

The Company’s cash requirements relating to contractual obligations at December 31, 2020 are summarized in the following table:

(Dollar amounts in thousands)	Payment Due by Period
Contractual Obligations	Total	2021	2022	2023	2024	2025	After 2025
Principal on debt (a)	$332,475	$18,537	$21,223	$23,915	$149,113	$2,807	$116,880
Interest on debt and bond obligations	76,874	15,980	15,074	14,355	11,391	8,934	11,140
Operating leases, including interest	102,204	24,947	21,143	16,677	13,315	10,201	15,921
Financing leases and other	7,172	5,840	729	391	206	6	—
Notes payable (b)	15,614	15,614	—	—	—	—	—
Purchase obligations (c)	210,231	210,231	—	—	—	—	—
Postretirement benefits other than pensions (d)	233,661	12,266	12,676	12,801	12,889	12,987	170,042
Pensions (e)	152,110	50,000	40,000	25,000	20,000	15,000	2,110
Income taxes payable (f)	20,434	—	3,528	7,514	9,392	—	—
Other obligations (g)	39,392	11,480	3,103	3,025	1,021	516	20,247
Total contractual cash obligations	$1,113,370	$348,931	$102,417	$89,337	$205,947	$41,526	$325,211

(a)Includes the Term Loan A, unsecured notes, and the equipment financing agreements.
(b)Includes promissory note relating to an aircraft lease agreement and financing obtained from financial institutions in the PRC to support the Company’s operations there.
(c)Purchase commitments for capital expenditures and raw materials, principally natural rubber, made in the ordinary course of business.
(d)Represents benefit payments for postretirement benefits other than pension liabilities.
(e)Represents Company contributions to retirement trusts based on current assumptions.
(f)Represents income taxes payable related to the deemed repatriation tax on undistributed earnings of foreign subsidiaries under the Tax Act, as based on the Company's most recently filed tax returns.
(g)Includes stock-based liabilities, warranty reserve, deferred compensation, nonqualified benefit plans and other non-current liabilities.

Credit agency ratings
Standard & Poor’s has rated the Company’s long-term corporate credit and senior unsecured debt at BB- with a stable outlook. Moody’s Investors Service has assigned a Ba3 corporate family rating and a B1 rating to senior unsecured debt with a stable outlook.

New Accounting Standards
For a discussion of recent accounting pronouncements and their impact on the Company, see the “Significant Accounting Policies - Accounting Pronouncements” in the Notes to the Consolidated Financial Statements.

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

The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, sport utility vehicle, TBR and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires made up of thousands of different specifications are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control, such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard, and excessive speed.

The Company accrues costs for asserted product liability claims at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced product was involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each product liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The liability often cannot be determined with precision until the claim is resolved.

Pursuant to ASC 450 "Contingencies," the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. For such known claims, the Company accrues the minimum liability because the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no average that is meaningful.

No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual is maintained for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history maintained, including the historical number of claims and amount of settlements.

The Company periodically reviews its estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of reasonably possible loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.

The time frame for the payment of a product liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved - claim dismissed, negotiated settlement, trial verdict or appeals process - and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid. However, the time frame from occurrence of the loss incident to reporting of the claim is monitored by the Company on an ongoing basis.

The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company’s review completed in the third quarter of 2020, the Company recorded a benefit of $49 million. This benefit reflects a reduction in the Company's estimate of the volume of anticipated product liability claims, as well as adjustments to existing reserves based upon settled claims history. As a result of the Company's review, coupled with normal activity, including the addition of another year of self-insured incidents, settlements and changes in the amount of reserves, the Company decreased its accrual to $95 million at December 31, 2020 from $117 million at December 31, 2019.

The addition of another year of self-insured incidents accounted for an increase of $35 million in the Company's product liability reserve in 2020. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions, including the estimate of anticipated claims and settlement values, decreased the liability by $49 million.

During 2020, the Company paid $8 million and during 2019, the Company paid $24 million to resolve cases and claims, respectively. The Company’s product liability reserve balance at December 31, 2020 totaled $95 million (the current portion of $18 million is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2019 totaled $117 million (current portion of $25 million).

The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.

Product liability activity reduced the Company's Cost of products sold by $4 million in 2020, a decrease of $44 million from product liability expense in 2019. Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income.

Income taxes

The Company is required to make certain estimates and judgments to determine income tax expense for financial statement purposes. The more critical estimates and judgments include assessing uncertain tax positions and measuring unrecognized tax benefits. Changes to these estimates may result in an increase or decrease to tax expense in subsequent periods.

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

The Company’s liability for unrecognized tax benefits, exclusive of interest, totaled approximately $13 million at December 31, 2020. The unrecognized tax benefits at December 31, 2020 relate to uncertain tax positions in tax years 2012 through 2020.

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

The discount rate reflects the rate used to estimate the value of the Company’s pension and OPEB liabilities for which they could be settled at the end of the year. When determining the discount rate, the Company discounted the expected pension disbursements over the next one hundred years using spot rates from a high quality corporate bond yield curve and computed a single equivalent rate. Based upon this analysis, the Company used a discount rate of 2.28 percent to measure its U.S. pension liabilities at December 31, 2020, which is lower than the 3.09 percent used at December 31, 2019. Similarly, the Company discounted the expected disbursements of its OPEB liabilities and, based upon this analysis, the Company used a discount rate of 2.36 percent to measure its OPEB liabilities at December 31, 2020, which is lower than the 3.12 percent used at December 31, 2019. A similar analysis was completed in the U.K. and the Company decreased the discount rate used to measure its U.K. pension liabilities to 1.30 percent at December 31, 2020 from 2.00 percent at December 31, 2019.

The effects of a hypothetical change in discount rate may be nonlinear and asymmetrical for future years as the change in discount rate and the corresponding accounting are applied. Holding all other assumptions constant, an increase or decrease of 25 basis points in the December 31, 2020, discount rate assumption would have the following estimated effects on the December 31, 2020 pension and other post-retirement benefit obligations and 2021 expected pension and other post-retirement expense:

$ increase (decrease) in thousands	25 Basis Point Decrease in Discount Rate	25 Basis Point Increase in Discount Rate
Pension expense	$3,036	$(2,918)
Other post-retirement benefit expense	849	(810)
Pension obligation	36,697	(34,864)
Other post-retirement benefit obligation	7,528	(7,139)

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

The Company’s investment strategy is to manage the plans' asset allocation relative to the liability profile and funded status of the plans. It is expected that as the plan’s funded status improves, the portfolio will take less risk as to preserve the funded status of the plan framework. The plans follow a glide path whereby a target return-seeking allocation is followed based upon a given funded ratio level. The plans' position with respect to the glide path is monitored and asset allocation and strategy changes to the plans' portfolio are made as appropriate. The plans' strategy is also monitored in relation to the capital markets, interest rates, and the regulatory environment. The Company’s current asset allocation for U.S. plans’ assets is 64 percent in fixed income collective trust funds, 29 percent in equity collective trust funds, 3 percent in other investment collective trust funds and 4 percent in cash. The Company’s current asset allocation for U.K. plan assets is 70 percent in fixed income securities, 18 percent in equity securities, 11 percent in other investments, and 1 percent in cash. The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Expected long-term rates of return are applied to the portfolio and may be adjusted based on a review by the Company’s investment advisers and actuaries. Historical rates of return, industry comparables, and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

The actual return on U.S. pension plans’ assets was a return of approximately 12.62 percent in 2020 compared to an asset return of approximately 17.54 percent in 2019. The actual return on U.K. pension plan assets was a return of approximately 10.00 percent in 2020 compared to an asset return of 10.93 percent in 2019. The Company’s estimate for the expected long-term return on its U.S. plan assets used to derive 2020 and 2019 pension expense was 5.68 percent and 5.66 percent, respectively. The expected long-term return on U.K. plan assets used to derive the 2020 and 2019 pension expense was 2.45 percent and 3.35 percent, respectively. Holding all other assumptions constant, an increase or decrease of 25 basis points in the Company's December 31, 2020 expected return on assets assumption would increase or decrease the net periodic benefit cost by $3 million.

The Company has accumulated net deferred losses resulting from the shortfalls and excesses in actual returns on pension plan assets from expected returns and, in the measurement of pensions and OPEB liabilities, decreases and increases in the discount rate and differences between actuarial assumptions and actual experience totaling $418 million at December 31, 2020. These amounts are being amortized in accordance with the corridor amortization requirements of U.S. GAAP over periods ranging from 8 years to 10 years. Amortization of these net deferred losses was $35 million in 2020 and $36 million in 2019.

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

The Company may be exposed to interest rate risk on borrowings that bear interest at floating rates. In certain cases, the Company utilizes derivative instruments to manage some of this risk. The Company does not enter into derivative instruments for trading or speculative purposes. At December 31, 2020, Cooper had $188 million of debt at a floating interest rate, which was effectively hedged. A hypothetical 10 percent change in interest rates would have an immaterial impact on interest expense for the years ended December 31, 2020 and 2019.
To manage the volatility of currency exchange exposures related to future sales and purchases in foreign currencies, the Company first nets the exposures to take advantage of natural offsets. Then, for the residual portion, the Company enters into forward exchange contracts with maturities of less than 12 months pursuant to the Company’s policies and hedging practices. The changes in fair value of these hedging instruments are offset, in part or in whole, by corresponding changes in the fair value of cash flows of the underlying exposures being hedged. The Company’s unprotected exposures to earnings and cash flow fluctuations due to changes in foreign currency exchange rates were not significant at December 31, 2020 and December 31, 2019.
The Company enters into foreign exchange contracts to manage its exposure to foreign currency denominated receivables and payables. The impact from a ten percent change in foreign currency exchange rates on the Company’s foreign currency denominated obligations and related foreign exchange contracts would not have been material to the Company’s results of operations and cash flows.

Item 8.    FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollar amounts in thousands except per share amounts)

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales	$2,521,074	$2,752,639	$2,808,062
Cost of products sold	2,033,260	2,319,349	2,364,769
Gross profit	487,814	433,290	443,293
Selling, general and administrative expense	244,529	250,017	244,221
Restructuring expense	12,404	8,818	—
Goodwill impairment charge	—	—	33,827
Operating profit	230,881	174,455	165,245
Interest expense	(22,707)	(31,189)	(32,181)
Interest income	3,569	9,458	10,216
Other pension and postretirement benefit expense	(25,419)	(41,567)	(27,806)
Other non-operating income (expense)	4,579	(1,485)	(1,416)
Income before income taxes	190,903	109,672	114,058
Income tax provision	46,999	11,355	33,495
Net income	143,904	98,317	80,563
Net income attributable to noncontrolling shareholders' interests	1,115	1,913	3,977
Net income attributable to Cooper Tire & Rubber Company	$142,789	$96,404	$76,586

Earnings per share:
Basic	$2.84	$1.92	$1.52
Diluted	$2.83	$1.91	$1.51

See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Net income	$143,904	$98,317	$80,563
Other comprehensive income (loss):
Cumulative currency translation adjustments	28,892	4,742	(24,430)
Currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	(11,748)	—	—
Financial instruments:
Change in the fair value of derivatives, net of reclassifications	(8,429)	(3,753)	2,628
Income tax provision on derivative instruments	2,206	1,054	(827)
Financial instruments, net of tax	(6,223)	(2,699)	1,801
Postretirement benefit plans:
Amortization of actuarial loss	35,257	35,843	37,203
Amortization of prior service cost (credit)	1,429	603	(541)
Actuarial (loss) gain	(37,979)	(12,877)	12,913
Pension settlement charges	4,155	4,262	—
Prior service effect of plan amendment	(2,581)	(3,069)	(3,704)
Income tax impact on postretirement benefit plans	(3,641)	(9,333)	(8,326)
Foreign currency translation loss	(4,611)	(2,668)	(264)
Postretirement benefit plans, net of tax	(7,971)	12,761	37,281
Other comprehensive income	2,950	14,804	14,652
Comprehensive income	146,854	113,121	95,215
Less: Comprehensive income attributable to noncontrolling shareholders' interests	3,394	2,708	1,740
Comprehensive income attributable to Cooper Tire & Rubber Company	$143,460	$110,413	$93,475
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$625,758	$391,332
Notes receivable	9,076	535
Accounts receivable, less allowances of $11,162 at 2020 and $8,109 at 2019	506,305	544,257
Inventories:
Finished goods	264,785	326,839
Work in process	24,594	28,250
Raw materials and supplies	98,277	109,132
Total inventories	387,656	464,221
Other current assets	53,420	52,635
Total current assets	1,582,215	1,452,980
Property, plant and equipment:
Land and land improvements	57,941	53,516
Buildings	355,564	344,142
Machinery and equipment	2,154,000	2,042,578
Molds, cores and rings	266,671	262,444
Total property, plant and equipment	2,834,176	2,702,680
Less: Accumulated depreciation	1,756,552	1,655,438
Property, plant and equipment, net	1,077,624	1,047,242
Operating lease right-of-use assets, net of accumulated amortization of $46,045 at 2020 and $26,121 at 2019	91,884	80,752
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $143,097 at 2020 and $123,735 at 2019	95,376	111,356
Deferred income tax assets	30,572	29,336
Investment in joint venture	53,494	48,912
Other assets	21,557	12,909
Total assets	$2,971,573	$2,802,338
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	December 31,
(Continued)	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$15,614	$12,296
Accounts payable	297,578	276,732
Accrued liabilities	308,287	302,477
Income taxes payable	2,254	2,304
Current portion of long-term debt and finance leases	24,377	10,265
Total current liabilities	648,110	604,074
Long-term debt and finance leases	314,265	309,148
Noncurrent operating leases	71,391	55,371
Postretirement benefits other than pensions	221,395	227,216
Pension benefits	152,110	126,707
Other long-term liabilities	152,242	149,065
Deferred income tax liabilities	1,469	3,024
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2020 and 2019	87,850	87,850
Capital in excess of par value	20,815	22,175
Retained earnings	2,646,567	2,524,963
Accumulated other comprehensive loss	(446,909)	(447,580)
Parent stockholders' equity before treasury stock	2,308,323	2,187,408
Less: Common shares in treasury at cost (37,454,209 at 2020 and 37,647,058 at 2019)	(919,424)	(922,783)
Total parent stockholders' equity	1,388,899	1,264,625
Noncontrolling shareholders' interests in consolidated subsidiaries	21,692	63,108
Total equity	1,410,591	1,327,733
Total liabilities and equity	$2,971,573	$2,802,338
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollar amounts in thousands except per share amounts)

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiaries	Total
Balance at December 31, 2017	$87,850	$20,740	$2,394,372	$(478,478)	$(897,388)	$1,127,096	$58,660	$1,185,756
Net income	—	—	76,586	—	—	76,586	3,977	80,563
Other comprehensive loss	—	—	—	16,889	—	16,889	(2,237)	14,652
Share repurchase program	—	—	—	—	(30,183)	(30,183)	—	(30,183)
Stock compensation plans	—	384	(106)	—	2,515	2,793	—	2,793
Cash dividends - $0.42 per share	—	—	(21,138)	—	—	(21,138)	—	(21,138)
Balance at December 31, 2018	87,850	21,124	2,449,714	(461,589)	(925,056)	1,172,043	60,400	1,232,443
Net income	—	—	96,404	—	—	96,404	1,913	98,317
Other comprehensive income	—	—	—	14,009	—	14,009	795	14,804
Stock compensation plans	—	1,051	(87)	—	2,273	3,237	—	3,237
Cash dividends - $0.42 per share	—	—	(21,068)	—	—	(21,068)	—	(21,068)
Balance at December 31, 2019	87,850	22,175	2,524,963	(447,580)	(922,783)	1,264,625	63,108	1,327,733
Net income	—	—	142,789	—	—	142,789	1,115	143,904
Other comprehensive income, excluding currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	—	—	12,419	—	12,419	2,279	14,698
Acquisition of noncontrolling shareholders' interest	—	(5,714)	—	(11,748)	—	(17,462)	(44,810)	(62,272)
Stock compensation plans	—	4,354	(53)	—	3,359	7,660	—	7,660
Cash dividends - $0.42 per share	—	—	(21,132)	—	—	(21,132)	—	(21,132)
Balance at December 31, 2020	$87,850	$20,815	$2,646,567	$(446,909)	$(919,424)	$1,388,899	$21,692	$1,410,591
See accompanying Notes to Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$143,904	$98,317	$80,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,847	148,054	147,161
Deferred income taxes	(2,855)	1,746	30,519
Stock-based compensation	6,053	4,362	3,868
Change in LIFO inventory reserve	(10,365)	2,548	(3,026)
Amortization of unrecognized postretirement benefits	36,686	36,446	36,662
Goodwill impairment charge	—	—	33,827
Changes in operating assets and liabilities:
Accounts and notes receivable	36,434	8,980	(19,729)
Inventories	89,692	14,355	27,438
Other current assets	439	15,261	(2,080)
Accounts payable	15,147	9,809	10,646
Accrued liabilities	(921)	(4,517)	7,635
Pension and postretirement benefits	(25,188)	(49,714)	(77,883)
Other items	11,266	4,946	(21,298)
Net cash provided by operating activities	459,139	290,593	254,303
Investing activities:
Additions to property, plant and equipment and capitalized software	(151,198)	(202,722)	(193,299)
Investment in joint venture	—	(49,001)	—
Proceeds from the sale of assets	146	119	160
Net cash used in investing activities	(151,052)	(251,604)	(193,139)
Financing activities:
Issuance of short-term debt	324,614	12,296	19,423
Repayment of short-term debt	(333,592)	(15,288)	(39,450)
Issuance of long-term debt	31,538	200,000	—
Repayment of long-term debt and finance lease obligations	(14,247)	(177,251)	(1,395)
Acquisition of noncontrolling shareholder interest	(62,272)	—	—
Payment of financing fees	—	(2,207)	(1,230)
Repurchase of common stock	—	—	(30,183)
Payments of employee taxes withheld from share-based awards	(990)	(1,376)	(2,111)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(21,132)	(21,068)	(21,138)
Issuance of common shares related to stock-based compensation	2,638	232	306
Net cash used in financing activities	(73,443)	(4,662)	(75,778)
Effects of exchange rate changes on cash	1,736	552	554
Net change in cash, cash equivalents and restricted cash	236,380	34,879	(14,060)
Cash, cash equivalents and restricted cash at beginning of period	413,125	378,246	392,306
Cash, cash equivalents and restricted cash at end of period	$649,505	$413,125	$378,246

Cash and cash equivalents	$625,758	$391,332	$356,254
Restricted cash included in Other current assets	22,780	20,305	19,967
Restricted cash included in Other assets	967	1,488	2,025
Total cash, cash equivalents and restricted cash	$649,505	$413,125	$378,246
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
The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the power to control. Control generally equates to ownership percentage, whereby investments that are more than 50 percent owned are consolidated, investments in subsidiaries of 50 percent or less but greater than 20 percent are accounted for using the equity method, and investments in subsidiaries of 20 percent or less are measured at fair value or, if fair value is not readily available, at cost (less impairment, if any), adjusted for observable price changes in orderly transactions for the identical or a similar investment. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy.
Cash and cash equivalents – The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.
The Company’s objectives related to the investment of cash not required for operations is to preserve capital, meet the Company’s liquidity needs and earn a return consistent with these guidelines and market conditions. Investments deemed eligible for the investment of the Company’s cash include: 1) U.S. Treasury securities and general obligations fully guaranteed with respect to principal and interest by the government; 2) obligations of U.S. government agencies; 3) commercial paper or other corporate notes of prime quality purchased directly from the issuer or through recognized money market dealers; 4) time deposits, certificates of deposit or bankers’ acceptances of banks rated “A-” by Standard & Poor’s or “A3” by Moody’s; 5) collateralized mortgage obligations rated “AAA” by Standard & Poor’s and “Aaa” by Moody’s; 6) tax-exempt and taxable obligations of state and local governments of prime quality; and 7) mutual funds or outside managed portfolios that invest in the above investments. The Company had cash and cash equivalents totaling $625,758 and $391,332 at December 31, 2020 and December 31, 2019, respectively. The majority of the cash and cash equivalents were invested in eligible financial instruments in excess of amounts insured by the Federal Deposit Insurance Corporation and, therefore, subject to credit risk. Management believes that the probability of losses related to credit risk on investments classified as cash and cash equivalents is remote.
Restricted cash - The Company's restricted cash is comprised primarily of funds within a voluntary employees' beneficiary trust restricted to the future payment of employee benefit obligations.
Notes receivable – The Company has received bank secured notes from certain of its customers in the PRC to settle trade accounts receivable. These notes generally have maturities of six months or less and are redeemable at the bank of issuance. The Company evaluates the credit risk of the issuing bank prior to accepting a bank secured note from a customer which supports periodic assessment of expected credit losses. Management believes that the probability of material losses related to credit risk on notes receivable is remote.
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

In implementing the standard, the Company amended its policy to utilize an expected loss methodology based on credit risk in place of the incurred loss methodology based on aging. The Company's updated policy includes the regular review of its outstanding accounts receivable portfolio to assess risk and likelihood of credit loss. This review includes consideration of potential credit loss over the asset's contractual life, along with historical experience, current conditions and forecasts based on management's judgment. The Company also performs periodic credit evaluations of customers’ financial conditions in order to assess credit worthiness and maintain appropriate credit limits. Accounts receivable, net of the allowance for credit losses, are

$506,305 and $544,257 as of December 31, 2020 and December 31, 2019, respectively. The Company recorded provisions for credit losses for receivables of $11,162 and $8,109 at the same dates. The adoption of this standard did not materially impact the Company's consolidated financial statements.
Inventories – Inventory costs are determined using the LIFO method for substantially all U.S. inventories. Costs of other inventories have been determined by the first-in, first-out ("FIFO") method. Inventories include direct material, direct labor, and applicable manufacturing and engineering overhead costs. FIFO inventories are valued at cost, which is not in excess of the net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. LIFO inventories are valued at the lower of cost or market.
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
Intangibles with definite lives include trademarks, technology and intellectual property which were fully amortized as of December 31, 2019. Land use rights are amortized over their remaining useful lives, which range from 35 to 42 years.
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
Earnings per common share – Net income per share is computed on the basis of the weighted average number of common shares outstanding each year. Diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)
	2020	2019	2018
Numerator
Numerator for basic and diluted earnings per share - income from continuing operations available to common stockholders	$142,789	$96,404	$76,586
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,307	50,159	50,350
Effect of dilutive securities - stock options and other stock units	198	219	247
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,505	50,378	50,597
Earnings per share:
Basic	$2.84	$1.92	$1.52
Diluted	2.83	1.91	1.51
At December 31, 2020, 2019 and 2018, all options to purchase shares of the Company’s common stock were included in the computation of diluted earnings per share as the options’ exercise prices were less than the average market price of the common shares.
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
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The forward contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These forward contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the unrealized gains and losses on such forward contracts are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transaction affects earnings.
The Company is exposed to interest rate risk on borrowings that bear interest at floating rates. The Company utilizes derivative instruments to manage the risk associated with the floating rate debt and has effectively fixed the variable interest rate component on the notional amount of these swaps. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and reclassified into earnings as the hedged transaction affects earnings.
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
Income taxes – Income tax expense is based on reported earnings or losses before income taxes in accordance with the tax rules and regulations of the specific legal entities within the various specific taxing jurisdictions where the Company’s income is earned. Taxable income may differ from earnings before income taxes for financial accounting purposes. To the extent that differences are due to revenue or expense items reported in one period for tax purposes and in another period for financial accounting purposes, a provision for deferred income taxes is made using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Deferred income taxes generally are not recorded on the majority of undistributed earnings of international subsidiaries based on the Company’s intention that these earnings will continue to be reinvested. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2020, the Company re-evaluated its position on potential earnings repatriation and has concluded that the repatriation implications of the Tax Act continue to have no impact on its indefinite reinvestment assertion, consistent with all years since 2018. As such, no change has been made with respect to that assertion for the year ended December 31, 2020.
Product liability – The Company accrues costs for asserted product liability claims at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced product was involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each product liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The liability often cannot be determined with precision until the claim is resolved.
Pursuant to ASC 450 "Contingencies," the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. For such known claims, the Company accrues the minimum liability because the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no average that is meaningful.
No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual is maintained for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history maintained, including the historical number of claims and amount of settlements.

The Company periodically reviews its estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of reasonably possible loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Advertising expense – Expenses incurred for advertising include production and media and are generally expensed when incurred. Costs associated with dealer-earned cooperative advertising are recorded as a reduction of the revenue component of Net sales at the time of sale. Advertising expense for 2020, 2019 and 2018 was $53,662, $58,453 and $54,177, respectively.
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

	2020	2019	2018
Reserve at beginning of year	$12,734	$12,431	$12,093
Additions	9,591	11,609	13,187
Payments	(8,448)	(11,306)	(12,849)
Reserve at December 31	$13,877	$12,734	$12,431
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
Revenue recognition – In accordance with ASC 606, revenues are recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. Shipping and handling costs are recorded in cost of products sold. Allowance programs such as volume rebates and cash discounts are recorded at the time of sale as a reduction to revenue based on anticipated accrual rates for the year.
Research and development – Costs are charged to Cost of products sold as incurred and amounted to approximately $64,140, $69,928 and $64,007 during 2020, 2019 and 2018, respectively.
Related party transactions – Prior to becoming a wholly-owned subsidiary, the Company’s COOCSA joint venture paid $5,800, $26,589 and $28,023 in 2020, 2019 and 2018, respectively, to an employment services company in Mexico owned by members of the joint venture workforce. In addition, subsequent to the acquisition, payments of $15,984 were made to members of the prior joint venture workforce in connection with services rendered. COOCSA also recorded sales of $2,784, $4,373 and $4,713 to the now former noncontrolling shareholder in 2020, 2019 and 2018, respectively. The Company purchased $2,784, $10,920 and $775 of TBR tires from Sailun Vietnam in 2020, 2019 and 2018, respectively, through an off-take agreement between the two parties.
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

The expected return on plan assets is determined using the expected long term rate of return. These computed rates of return are reviewed by the Company’s investment advisers and actuaries. Industry comparables and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets.

The corridor approach is used in the valuation of defined benefit pension and postretirement benefit plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. Those unrecognized gains and losses are amortized when the net gains and losses exceed 10 percent of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of eligible plan participants.

Tariffs - The Company is subject to tariffs on the import of tires, raw materials and tire-manufacturing equipment in certain of the jurisdictions in which it operates. Tariff costs are included within inventory as they pertain to tires and raw materials, while tariffs on tire-manufacturing equipment are included as part of the cost of fixed assets. Material components of the Company's tariff costs include:
•Passenger Car and Light Truck Tire Tariffs - Antidumping and countervailing duty investigations into certain passenger car and light truck tires imported from the PRC into the United States were initiated on July 14, 2014. The determinations announced in both investigations were affirmative and resulted in the imposition of significant additional duties from each. The rates are subject to review annually and a material change in the new rates could have a significant impact on the Company's results.
•Truck and Bus Tire Tariffs – Antidumping and countervailing duty investigations into certain TBR tires imported from the PRC into the U.S. were initiated on January 29, 2016. On February 22, 2017, the ITC made a final determination that the U.S. market had not suffered material injury because of imports of TBR tires from the PRC. However, on November 1, 2018, the CIT remanded the case back to the ITC for reconsideration.  On January 30, 2019, the ITC reversed its earlier decision and made an affirmative determination of material injury. On February 15, 2019, the determination was published in the Federal Register and countervailing duties of 42.16 percent were imposed on the Company's TBR tire imports into the U.S. from China. The ITC’s re-determination, along with comments from the parties regarding the re-determination, were filed with the CIT. The CIT affirmed the ITC re-determination on February 18, 2020. The rates are subject to review annually and a material change in the new rates could have a significant impact on the Company's results.
•Section 301 Tariffs - Pursuant to Section 301: China’s Acts, Policies, and Practices Related to Technology Transfer, Intellectual Property, and Innovation, passenger, light truck and truck and bus tires, raw materials and tire-manufacturing equipment from the PRC imported into the U.S. became subject to additional 10 percent duties effective September 24, 2018. These tariffs increased to 25 percent effective May 10, 2019.
•Duty Drawbacks - The enactment in December 2018 of the Modernized Drawback Final Rule under the Trade Enforcement and Trade Facilitation Act of 2015 expanded the Company's ability to recover Section 301 and Ad Valorem duties paid on goods imported into the U.S. when such goods, or similar items, are subsequently exported.
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

Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)," which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019 and has been adopted prospectively by the Company effective January 1, 2020. Capitalization of implementation costs incurred in a service contract hosting arrangement affects Intangibles, net of accumulated amortization, Cost of products sold, and Selling, general, and administrative expense within the consolidated financial statements. The adoption of this standard did not materially impact the Company's consolidated financial statements.
Accounting for Income Taxes
On December 18, 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," to, among other provisions, eliminate certain exceptions related to intra-period tax allocation and loss benefit limitations in interim periods, as well as certain rules pertaining to deferred taxes for equity method investees. This ASU also simplifies rules pertaining to franchise taxes and other taxes partially based on income, and changes the timing of when an entity recognizes effects of enacted tax law changes. This standard becomes effective in fiscal years beginning after December 15, 2020; however, the Company chose to early adopt as of January 1, 2020. The adoption of this standard did not materially impact the Company's consolidated financial statements.
Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20)," which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around the effect of a one-percentage-point change in assumed health care costs was removed. This standard is effective for fiscal years ending after December 15, 2020. These amendments must be applied on a retrospective basis for all periods presented. The adoption of this standard did not materially impact the Company's consolidated financial statements and is reflected in Note 11 "Pensions and Postretirement Benefits Other than Pensions."
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The Company will utilize optional expediencies under ASC 848 on their cash flow designated hedges during LIBOR transition to continue to assess future LIBOR interest as probable beyond LIBOR’s termination, to document changes to critical terms of the derivative and the borrowings related to reference rate reform and to make changes to effectiveness assessments related to reference rate reform without dedesignating the hedge relationships. The adoption of this standard did not materially impact the Company's consolidated financial statements.

Note 2.     COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s priorities during the COVID-19 pandemic have been protecting the health and safety of its employees, responsibilities to its broader communities, and commitments to its customers and other key stakeholders.
The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse accounting impacts on the Company’s results of operations for the year ended December 31, 2020. Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Company cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on the business. The Company continues to take actions designed to mitigate the adverse effects of this rapidly changing market environment.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company's payment of employer payroll taxes after enactment otherwise due in 2020 was delayed, with 50 percent due by December 31, 2021, and the remaining 50 percent by December 31, 2022. At December 31, 2020, the Company has deferred the remittance of $14,742 of employer taxes under the CARES Act. This liability is split evenly between the Company's Accrued liabilities and Other long-term liabilities in the Consolidated Balance Sheets. The Company continues to evaluate the potential applicability and related impact of the CARES Act. The CARES Act has had no further impact on the Company’s consolidated financial statements at December 31, 2020.

Note 3.     Restructuring
2020 Activity
Reduction in Force
In the second quarter of 2020, the Company announced a reduction in its workforce as a result of the Company's continuing evaluation of the skills and roles required for the Company to succeed and grow into the future. As a result of this action, the Company incurred severance and other related costs of $1,474 for the three month period ended June 30, 2020. No further expenses were incurred for the year ended December 31, 2020.
Corporacion de Occidente SA de CV
On January 24, 2020, the Company acquired the remaining 41.57 percent noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary in the Americas Segment. In this transaction, the Company acquired the remaining outstanding voting common stock of COOCSA for a total cash price of $54,500. In addition, subsequent to the acquisition, payments of $15,984 were made to members of the prior joint venture workforce in connection with services rendered.
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
In addition to the payments made to the joint venture workforce for services rendered, the Company also incurred $2,712 of other costs associated with the transaction. For the three month period ended March 31, 2020, the Company incurred restructuring expense of $10,930 related to the COOCSA acquisition. There were no further restructuring expenses related to the COOCSA acquisition for the year ended December 31, 2020.
The full year period costs related to the reduction in force and COOCSA acquisition are comprised of:

Twelve Months Ended December 31, 2020
Reduction in force - severance	$1,250
Reduction in force - other	224
COOCSA workforce services rendered	8,218
COOCSA professional and other costs	2,712
Total restructuring expense	$12,404
At December 31, 2020, the Company did not have an accrued restructuring balance related to these actions.
2019 Activity
Cooper Tire Europe
On January 17, 2019, Cooper Tire Europe, a wholly-owned subsidiary of the Company, committed to a plan to cease substantially all light vehicle tire production at its Melksham, U.K. facility, which is included in the International Segment. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center. Costs related to the decision to cease light vehicle tire production at the Melksham, U.K. facility were $8,315 for the full year ended December 31, 2019. In connection with this business realignment, a one-time payment from the U.S. to Serbia was made during the fourth quarter of 2019 in order to allow the Serbian operations to improve their financial standing and serve as a reliable and fully operational contract manufacturer for the U.S.
Cooper Tire Asia
In the fourth quarter of 2019, the Company's Asian operations, included in the International Segment, completed a headcount optimization review. As a result of this optimization, the Company incurred $1,262 of restructuring expense during 2019.
For the year ended December 31, 2019, the Company recorded restructuring expense of $8,818, made up of employee severance, asset write-downs and other costs. At December 31, 2019, the Company's accrued restructuring balance was $1,398, composed primarily of severance costs related to the Asian operations.

Twelve Months Ended December 31, 2019
Cooper Tire Europe employee severance costs	$5,308
Cooper Tire Europe asset write-downs & other costs	2,248
Cooper Tire Asia employee severance costs	1,262
Total restructuring expense	$8,818

Beginning balance of accrued restructuring	$—
Accrued severance costs	6,630
Payment of severance costs	(5,368)
Accrued professional fees	819
Payment of professional fees	(683)
Balance of accrued restructuring at December 31, 2019	$1,398
Payment of severance costs	(1,262)
Payment of professional fees	(136)
Balance of accrued restructuring at December 31, 2020	$—
In addition to the costs classified as restructuring expense on the Consolidated Statement of Income, the Company incurred additional costs of $759 in 2019 as a result of Cooper Tire Europe's decision to cease light vehicle production at its Melksham facility. These additional costs relate to professional fees associated with the Company's evaluation of its legal entity structure moving forward, as well as other matters, and are included within Selling, general and administrative expense on the Consolidated Statement of Income.

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
Nature of goods and services
The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. See Note 19 - Business Segments for additional details on the Company's reportable segments.
The Company’s reportable segments have the following revenue characteristics:
•Americas Tire Operations - The Americas Tire Operations segment manufactures and markets passenger car and light truck tires. The segment also markets and distributes racing, motorcycle and TBR tires.
•International Tire Operations - The International Tire Operations segment manufactures and markets passenger car, light truck, motorcycle, racing and TBR tires and tire retread material for global markets.

Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the twelve months ended December 31, 2020, 2019, and 2018, respectively:

	Twelve Months Ended December 31, 2020
	Americas	International	Eliminations	Total
Light Vehicle (1)	$1,932,725	$354,398	$(54,627)	$2,232,496
Truck and bus radial	186,718	82,541	(76,843)	192,416
Other (2)	51,446	44,716	—	96,162
Net sales	$2,170,889	$481,655	$(131,470)	$2,521,074

	Twelve Months Ended December 31, 2019
	Americas	International	Eliminations	Total
Light Vehicle (1)	$2,096,864	$403,524	$(68,658)	$2,431,730
Truck and bus radial	200,088	80,797	(66,432)	214,453
Other (2)	56,774	49,682	—	106,456
Net sales	$2,353,726	$534,003	$(135,090)	$2,752,639

	Twelve Months Ended December 31, 2018
	Americas	International	Eliminations	Total
Light Vehicle (1)	$2,115,942	$481,499	$(109,400)	$2,488,041
Truck and bus radial	194,558	101,744	(86,160)	210,142
Other (2)	52,146	57,733	—	109,879
Net sales	$2,362,646	$640,976	$(195,560)	$2,808,062
(1)Light vehicle includes passenger car and light truck tires
(2)Other includes motorcycle and racing tires, wheels, tire retread material, and other items
Contract liabilities
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
Significant changes in the contract liabilities balance, included within the Company's Accrued liabilities on the Consolidated Balance Sheets, during the twelve months ended December 31, 2020 and 2019 are as follows:

Contract Liabilities
Contract liabilities at January 1, 2019	$947
Increases to deferred revenue for cash received in advance from customers	16,297
Decreases due to recognition of deferred revenue	(16,164)
Contract liabilities at December 31, 2019	$1,080
Increases to deferred revenue for cash received in advance from customers	8,243
Decreases due to recognition of deferred revenue	(8,550)
Contract liabilities at December 31, 2020	$773

Transaction price allocated to remaining performance obligations
For the twelve months ended December 31, 2020 and 2019, revenue recognized from performance obligations related to prior periods is not material.
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

Note 5.     Inventories
The Company uses the LIFO method for substantially all U.S. inventories. The current cost of the U.S. inventories under the FIFO method was $310,141 and $365,585 at December 31, 2020 and December 31, 2019, respectively. These FIFO values have been reduced by approximately $77,251 and $87,616 at December 31, 2020 and December 31, 2019, respectively, to arrive at the LIFO value reported on the Consolidated Balance Sheets. The Company's remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

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
Purchased goodwill and indefinite-lived intangible assets are tested annually for impairment, unless indicators are present that would require an earlier test. On December 12, 2018, Cooper Vietnam and Sailun Vietnam entered into an equity joint venture contract to establish a joint venture in Vietnam to produce and sell TBR tires. The new joint venture began commercially producing tires in 2020. The capacity created by this planned facility decreased expected production requirements for Cooper's GRT joint venture. The Company included the expected impact of the new Vietnam joint venture on projected future cash flows in performing its annual goodwill impairment assessment on GRT in 2018. Based on the assessment performed, the goodwill balance was deemed to be fully impaired and resulted in a non-cash fourth quarter 2018 impairment charge of $33,827 recorded in the Consolidated Statement of Income. The fair value of GRT utilized in the goodwill impairment assessment was determined based upon internal and external inputs considering various market transactions and discounted cash flow valuation methods, among other factors. This valuation approach represented a Level 3 fair value measurement measured on a non-recurring basis in the fair value hierarchy due to the Company's use of Company-specific inputs and unobservable measurement inputs.
During the fourth quarter of 2020 and 2019, the Company completed its annual goodwill and intangible asset impairment tests and no impairment was indicated for the goodwill related to the 2011 acquisition of additional ownership of COOCSA or the Company's other indefinite-lived intangible assets.
The following table presents intangible assets and accumulated amortization balances as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived:
Capitalized software costs	$213,015	$(134,846)	$78,169	$205,929	$(115,090)	$90,839
Land use rights	11,341	(4,001)	7,340	14,145	(3,545)	10,600
Trademarks and tradenames	3,800	(3,800)	—	3,800	(3,800)	—
Other	500	(450)	50	1,400	(1,300)	100
	228,656	(143,097)	85,559	225,274	(123,735)	101,539
Indefinite-lived:
Trademarks	9,817	—	9,817	9,817	—	9,817
	$238,473	$(143,097)	$95,376	$235,091	$(123,735)	$111,356

Estimated amortization expense over the next five years is as follows: 2021 - $19,727, 2022 - $17,938, 2023 - $16,737, 2024 - $15,463 and 2025 - $2,534.

Note 7. Accrued Liabilities
Accrued liabilities at December 31 were as follows:

	2020	2019
Volume and customer rebate programs	$102,232	$99,168
Payroll and employee benefits, excluding postemployment benefits	82,870	75,218
Operating lease liability	23,338	27,663
Taxes other than income taxes	21,542	12,505
Product liability	18,337	25,366
Other postretirement benefits	12,266	14,334
Advertising	11,266	13,281
Warranty	8,835	8,041
Other	27,601	26,901
Accrued liabilities	$308,287	$302,477

Note 8.     Income Taxes
Components of income (loss) from continuing operations before income taxes and noncontrolling shareholders’ interests were as follows:

	2020	2019	2018
United States	$161,885	$(4,720)	$108,838
Foreign	29,018	114,392	5,220
Total	$190,903	$109,672	$114,058
The provision (benefit) for income tax for continuing operations consisted of the following:

	2020	2019	2018
Current:
Federal	$35,715	$2,659	$56
State and local	10,796	5,386	5,350
Foreign	3,343	9,733	7,214
	49,854	17,778	12,620
Deferred:
Federal	(5,919)	1,356	18,293
State and local	1,300	(4,027)	3,266
Foreign	1,764	(3,752)	(684)
	(2,855)	(6,423)	20,875
	$46,999	$11,355	$33,495
During the year ended December 31, 2018, the Company concluded its accounting under comprehensive U.S. tax legislation enacted in 2017 (the "Tax Act") and updated its SAB 118 provisional estimates with respect to remeasurement of U.S. deferred tax assets and the Transition Tax on unrepatriated foreign earnings. Tax benefit of $3,576 and tax expense of $5,026 were recorded, respectively. During the year ended December 31, 2019, final Transition Tax regulations were issued resulting in the Company recording an additional Transition Tax liability of $1,661. The Company's outstanding Transition Tax payable as a result of the enactment of the Tax Act, subsequent SAB 118 revisions, and adjustments related to the final regulations, was

$20,434 at December 31, 2020 and 2019. The Transition Tax payable is recorded in Other long-term liabilities and is payable over a period of three years beginning in 2022.
The Tax Act also subjects a U.S. parent shareholder to current tax on its global intangible low-taxed income ("GILTI"). For the year ended December 31, 2018, the Company determined that its accounting policy is to record GILTI as a period cost only in the period it is incurred. For the years ended December 31, 2019 and 2018, the Company recognized additional tax expense associated with GILTI, exclusive of GILTI foreign tax credits, which is reflected in the rate reconciliation below. No additional tax expense associated with GILTI was recognized for the year ended December 31, 2020.
Prior to enactment of the Tax Act, the Company did not recognize a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on unremitted foreign earnings because it overcame the presumption of the repatriation of those earnings. Upon enactment of the Tax Act, the Transition Tax was recorded based on approximately $495 million of unremitted foreign earnings. During 2020, the Company re-evaluated its position on potential earnings repatriation and has concluded that the repatriation implications of the Tax Act continue to have no impact on its indefinite reinvestment assertion, consistent with all years since 2018. As such, no change has been made with respect to the Company's indefinite reinvestment assertion for the year ended December 31, 2020 and foreign income, foreign withholding, and state income tax liabilities have not been recorded on approximately $738 million of undistributed foreign earnings. Determination of the amount of any deferred income or withholding tax liability on these earnings is not practicable because of the complexities of the hypothetical calculation.
During the year ended December 31, 2020, the Company's effective tax rate was primarily driven by a change in the mix of earnings between the U.S. and non-U.S. jurisdictions as compared to 2019. The mix of earnings in 2019 resulted from a business realignment strategy executed to improve the Company's market share for its European light vehicle tire business. The mix of earnings in 2020 has reverted to a more heavily weighted U.S. share. The resulting tax effects of the 2019 earnings mix are reflected as the difference in effective tax rates of international operations in the rate reconciliation below.
The Company's Serbian operations are benefiting from a ten-year tax holiday that is based largely on historical investments in property, plant, and equipment which has the impact of reducing the effective tax rate in Serbia to approximately 1.5 percent. For the year ended December 31, 2020, the Company recognized a tax holiday benefit of $0.7 million. The tax holiday will expire in 2026.
A reconciliation of the income tax provision (benefit) for continuing operations to the tax based on the U.S. statutory rate is as follows:

	2020	2019	2018
Income tax provision at 21%	$40,090	$23,031	$23,952
Difference in effective tax rates of international operations	(868)	(21,399)	(1,124)
State and local income tax, net of federal income tax effect	9,959	(2,366)	2,983
Valuation allowance	5,139	6,306	(2,433)
U.S. tax credits	(3,444)	(6,292)	(4,401)
Income tax contingencies, net of federal income tax effect	3,077	4,246	1,263
Remeasurement of deferred taxes	(3,653)	—	—
Reversal of outside basis difference in former minority investment	(1,103)	—	—
Mexico inflationary deferred tax adjustments	(626)	(1,790)	259
Net U.S. GILTI inclusion	—	8,419	1,455
U.S. tax reform - transition tax	—	1,661	5,026
Goodwill Impairment	—	—	8,432
U.S. tax reform - remeasurement of deferred taxes	—	—	(3,576)
Other - net	(1,572)	(461)	1,659
Income tax provision	$46,999	$11,355	$33,495
Payments for income taxes in 2020, 2019 and 2018, net of refunds, were $42,933, $10,244 and $19,763, respectively.

Deferred tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31 were as follows:

	2020	2019
Deferred tax assets:
Postretirement and other employee benefits	$103,699	$94,581
Product liability	24,023	30,791
Net operating loss, capital loss, and tax credit carryforwards	17,862	14,291
All other items	41,439	37,296
Total deferred tax assets	187,023	176,959
Deferred tax liabilities:
Property, plant and equipment	(114,641)	(117,148)
All other items	(8,134)	(6,141)
Total deferred tax liabilities	(122,775)	(123,289)
	64,248	53,670
Valuation allowances	(35,145)	(27,270)
Net deferred tax asset	$29,103	$26,400
At December 31, 2020, the Company has gross U.S. federal and foreign tax losses available for carryforward of $6,608 and $90,531, respectively. U.S. federal and foreign tax attributes will expire from 2021 through 2040. For these jurisdictions, valuation allowances have been recorded against those attributes for which, based upon an assessment, it is more likely than not that some portion of deferred tax benefit may not be realized.
The Company considers, on a quarterly basis, all available positive and negative evidence in assessing whether it is more likely than not that some portion or all of its deferred tax assets are realizable. The Company considers the historical and projected financial results of the tax paying component recording the deferred tax asset as well as all other positive and negative evidence, including cumulative losses in recent years, a history of potential tax benefits expiring unused and whether a period of sustainable earnings has been demonstrated. During the year ended December 31, 2020, the Company has assessed all available positive and negative evidence and, based on the weight of significant negative evidence, including cumulative losses, the Company has maintained valuation allowances totaling $35,145 against deferred tax assets primarily in China and the U.K.
The Company applies the rules under ASC 740-10 in its Accounting for Uncertainty in Income Taxes for uncertain tax positions using a “more likely than not” recognition threshold. Pursuant to these rules, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the largest amount that meets the more likely than not recognition threshold. The Company’s unrecognized tax benefits, exclusive of interest, totaled approximately $12,890 at December 31, 2020, as itemized in the tabular roll forward below. The unrecognized tax benefits at December 31, 2020 relate to uncertain tax positions in tax years 2012 through 2020. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is reasonably possible that the ultimate resolution of these unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

Unrecognized Tax Benefits
Balance at January 1, 2018	$2,283
Settlements for tax positions of prior years	(364)
Additions for tax positions of current year	2,555
Additions for tax positions of prior years	2,881
Statute lapses	(830)
Balance at December 31, 2018	6,525
Settlements for tax positions of prior years	(1,567)
Additions for tax positions of prior years	5,644
Statute lapses	(668)
Balance at December 31, 2019	9,934
Additions for tax positions of the current year	4,598
Statute lapses	(1,642)
Balance at December 31, 2020	$12,890
Of this amount of unrecognized tax benefits, the effective rate would change upon the recognition of approximately $11,532 of these unrecognized tax benefits, net of federal income tax effect. The Company recorded, through the tax provision, an immaterial amount of interest expense for 2020, approximately $1,262 of interest expense for 2019, and an immaterial amount of benefit on interest reductions for 2018. The Company had $1,366 and $1,353 of interest accrued as an ASC 740-10 reserve at December 31, 2020 and 2019, respectively.
The Company operates in multiple jurisdictions throughout the world. The Company has effectively settled U.S. federal tax examinations for tax years before 2017 and state and local examinations for tax years before 2015, with limited exceptions. Furthermore, the Company’s non-U.S. subsidiaries are generally no longer subject to income tax examinations in major foreign taxing jurisdictions for tax years prior to 2015. Income tax returns of certain of our subsidiaries in various jurisdictions are currently under examination and it is possible that these examinations could conclude within the next twelve months; however, the Company does not anticipate any significant increases or decreases in its total amount of unrecognized tax benefits within that period.

Note 9.     Debt
On June 27, 2019, the Company amended its revolving Credit Facility with a consortium of several banks to provide up to $700,000 and is set to expire in June 2024. Of this amended borrowing capacity, $200,000 was allocated to a Delayed Draw Term Loan A ("Term Loan A"), while the remaining $500,000 was allocated to the revolving credit facility. The Term Loan A funds were drawn in December 2019 and used primarily to pay for the unsecured notes which matured at that time. The Credit Facility also includes a $110,000 letter of credit sub-facility. The Company may elect, with lender consent, to increase the commitments under the Credit Facility or incur one or more tranches of term loans in an aggregate amount of up to $300,000 (or an unlimited increase if the Proforma Secured Net Leverage Ratio is less than 1.75x). The Company may elect to add certain foreign subsidiaries as additional borrowers under the Credit Facility, subject to the satisfaction of certain conditions.
On July 11, 2019, the Company entered into forward-starting interest rate swaps to effectively hedge the cash flow exposure associated with the Company's Term Loan A variable-rate borrowings. See Note 10 - Fair Value Measurement for further information.
The Company has an accounts receivable securitization facility ("A/R Facility") that provides up to $100,000 in funding capacity based on eligible receivables and expires in December 2022. Funding capacity under the A/R Facility may be drawn in cash or utilized for letters of credit. Pursuant to the terms of the A/R Facility, the Company sells substantially all trade receivables on an ongoing basis to Cooper Receivables LLC (“CRLLC”), its wholly-owned, bankruptcy-remote subsidiary, which then, from time to time, sells an undivided ownership interest in the purchased trade receivables, without recourse, to the purchasers party to the A/R Facility. The assets and liabilities of CRLLC are consolidated with the Company, and the A/R Facility is treated as a secured borrowing for accounting purposes. CRLLC's sole business consists of the purchase or acceptance of the trade receivables and related rights from the Company and the subsequent retransfer of or granting of a security interest in such receivables and related rights to the purchasers party to the A/R Facility. CRLLC is a separate legal entity with its own separate creditors who will be entitled, upon liquidation, to be satisfied from CRLLC’s assets prior to any assets or value in CRLLC becoming available to its equity holders. The assets of CRLLC are not available to pay creditors of the Company or the Company’s Affiliates.

The Company had no borrowings under the revolving credit facility or the A/R Facility at December 31, 2020 or December 31, 2019. Amounts used to secure letters of credit totaled $37,682 at December 31, 2020 and $21,651 at December 31, 2019. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its Credit Facility with its bank group and its accounts receivable securitization facility at December 31, 2020, was $544,918.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $68,180 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $63,566 at December 31, 2020.
On May 15, 2020, the Company entered into equipment financing arrangements in the amount of $31,538, of which $31,142 was advanced on May 15, 2020 and the remaining $396 was advanced on December 21, 2020. The equipment financings are secured by manufacturing equipment within the Company's U.S. operations and monthly amortized payments are made through maturity in 2025. The weighted average interest rate on the equipment financing arrangements is 3.05 percent and they contain no significant financial covenants.
On September 24, 2020, the Company entered into an aircraft lease agreement commencing in the first quarter of 2021. This new aircraft lease will replace the Company's existing aircraft lease, which expires in March, 2021. As part of this agreement, the Company signed an $11,000 promissory note that will be discharged upon the lease commencement. This non-cash transaction is reflected as an increase to Other assets and Short-term borrowings at December 31, 2020, and will be reclassified to Operating lease right-of-use asset and Operating lease liability upon lease commencement. The promissory note includes interest at 1.65 percent and contains no significant financial covenants.

In 2010 and 2017, Industrial Revenue Bonds (IRBs) were issued by the City of Texarkana to finance the design, equipping and construction of expansions, as well as the on-going operations of the Texarkana manufacturing facility, in return for real estate and equipment located at the Company’s Texarkana tire manufacturing plant. The assets related to the expansion and on-going plant operations provide security for the bonds issued by the City of Texarkana. As a result, the City retains title to the assets and, in turn, provides a 100 percent property tax exemption to the Company. However, the Company has recorded the property in its Consolidated Balance Sheets, along with a finance lease obligation to repay the proceeds of the IRBs, because the arrangements are cancelable at any time at the Company’s request. The Company has also purchased the IRBs and therefore is the bondholder, as well as the borrower/lessee of the property purchased with the IRB proceeds. The finance lease obligations and IRB assets are recorded net in the Consolidated Balance Sheets. At December 31, 2020 and 2019, the assets and liabilities associated with these City of Texarkana IRBs were $100,020 and $72,080, respectively.

The following is a summary of the Company's debt and finance leases as of December 31, 2020 and December 31, 2019.

		Principal Balance		Weighted Average Interest Rate	Principal Balance		Weighted Average Interest Rate
		Current	Long-Term		Current	Long-Term
	Maturity Date	December 31, 2020			December 31, 2019
Promissory Note	February 2021	$11,000	$—	1.653%	$—	$—	n/a
Asia short term notes	Various maturities	4,614	—	3.915%	12,296	—	4.701%
		15,614	—		12,296	—

Term loan A	June 2024	12,500	175,000	3.220%	10,000	187,500	3.300%
Unsecured notes	March 2027	—	116,880	7.625%	—	116,880	7.625%
Equipment financing	May 2025	6,037	22,058	3.049%	—	—	n/a
Finance leases and other	Various maturities	5,840	1,332	1.509%	265	5,998	2.613%
		24,377	315,270		10,265	310,378

Less: Unamortized debt issuance costs		—	1,005		—	1,230
		$39,991	$314,265		$22,561	$309,148

Additional Credit Capacity at December 31, 2020
Credit Facility	$500,000
Accounts receivable securitization facility	100,000
Asia short term notes	68,180
668,180
Less, amounts used to secure letters of credit and other unavailable funds	59,696
$608,484
The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. The covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2020.

Over the next five years, the Company has payments related to the above debt of:

Future Debt Payments
2021	$39,213
2022	21,223
2023	23,915
2024	149,114
2025	2,807
Interest paid on debt during 2020, 2019 and 2018 was $24,798, $33,161 and $34,070, respectively. The amount of interest capitalized was $2,833, $2,233 and $2,663 during 2020, 2019 and 2018, respectively.
In addition, at December 31, 2020 and December 31, 2019, the Company had short-term notes payable of $4,614 and $12,296, respectively, due within twelve months, consisting of funds borrowed by the Company’s operations in the PRC. The weighted average interest rate of the short-term notes payable at December 31, 2020 and December 31, 2019 was 3.92 percent and 4.70 percent, respectively.

Note 10.     Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the Consolidated Balance Sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies, generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to one year. The notional amount of these foreign currency derivative instruments at December 31, 2020 and December 31, 2019 was $84,783 and $167,915, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The fair value of these forward contracts is $(2,291) and $(1,033) as of December 31, 2020 and December 31, 2019. These contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts are recorded as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets and are reclassified into earnings as the hedged transactions occur.
The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. The Company also utilizes designated foreign currency forward contracts to hedge the principal amounts of certain intercompany loans.  The fair value of these contracts is $(2,345) and $(994) at December 31, 2020 and December 31, 2019, respectively.  These contracts have maturities of up to one year and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing.
On July 11, 2019, in order to hedge its Term Loan A variable rate debt, with an interest rate indexed to LIBOR plus 150 basis points, the Company entered into forward-starting interest rate swaps with effective dates of December 2, 2019 and termination dates of June 27, 2024. The initial notional amount of these swaps is $200,000 and decreases quarterly by varying amounts over the life of the swaps, in accordance with the Term Loan A repayment schedule. For the twelve months ending December 31, 2020, net payments have been made in the amount of $2,133. Net payments for the twelve months ending December 31, 2019 were immaterial. The interest rate swaps effectively fix the variable interest rate component on the notional amount of these swaps at 1.720 percent. The fair value of these swaps is $(8,602) and $(1,032) at December 31, 2020 and December 31, 2019, respectively. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded in accumulated other comprehensive income. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the period to period change in swap and hedged item values.

The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Consolidated Balance Sheets:

Assets/(liabilities)	December 31, 2020	December 31, 2019
Designated as hedging instruments:
Gross amounts recognized	$(13,238)	$(3,208)
Gross amounts offset	—	149
Net amounts	$(13,238)	$(3,059)
Not designated as hedging instruments:
Gross amounts recognized	$(1,156)	$(1,118)
Gross amounts offset	148	76
Net amounts	$(1,008)	$(1,042)
Net amounts presented:
Accrued liabilities	$(8,591)	$(2,420)
Other long-term liabilities	(5,655)	(1,681)
The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Consolidated Statements of Income:

	Twelve Months Ended December 31,
	2020	2019	2018
Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income on Derivatives	$(9,073)	$(2,612)	$5,040
Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Net sales	$892	$988	$1,453
Interest expense	(124)	(123)	(134)
Other non-operating income (expense)	(1,412)	276	1,093
	$(644)	$1,141	$2,412
The following table presents the location and amount of gains and losses on foreign exchange contract derivatives not designated as hedging instruments in the Consolidated Statements of Income.

	Twelve Months Ended December 31,
	2020	2019	2018
Other non-operating (expense) income	$(1,777)	$(2,674)	$602
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
c.Pricing models whose inputs are observable for substantially the full term of the asset or liability; and

d.Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

	December 31, 2020
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivatives	$(5,644)	$—	$(5,644)	$—
Interest Rate Swaps	(8,602)	—	(8,602)	—
Stock-based Liabilities	(18,712)	(18,712)	—	—

	December 31, 2019
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivatives	$(3,069)	$—	$(3,069)	$—
Interest Rate Swaps	(1,032)	—	(1,032)	—
Stock-based Liabilities	(14,971)	(14,971)	—	—
The fair value of Cash and cash equivalents, Notes receivable, restricted cash included in Other current assets and Other assets, Short-term borrowings and the Current portion of long-term debt and finance leases at December 31, 2020 and December 31, 2019 are equal to their corresponding carrying values as reported on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair value of Long-term debt and finance leases is $335,070 and $325,578 at December 31, 2020 and December 31, 2019, respectively, and is classified within Level 2 of the fair value hierarchy.  The value of Long-term debt and finance leases is $315,270 and $310,378 as reported in the Debt footnote as of December 31, 2020 and December 31, 2019, respectively.

Note 11.     Pensions and Postretirement Benefits Other than Pensions
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

For defined benefit plans, benefits are generally based on compensation and length of service for salaried employees and length of service for hourly employees. In the U.S., the Company froze the pension benefits in its Spectrum (salaried employees) Plan in 2009. In 2012, the Company closed the U.S. pension plans for the bargaining units to new participants. Certain grandfathered participants in the bargaining unit plans continue to accrue pension benefits. Employees of certain of the Company’s international operations in the U.K. and Germany are covered by either contributory or non-contributory trusted pension plans. In 2012, the Company froze the benefits in the U.K. pension plan.
Participation in the Company’s defined contribution plans is voluntary. The Company matches plan participants’ contributions up to various limits. Participants’ contributions are limited based on their compensation and, for certain supplemental contributions which are not eligible for Company matching, based on their age. Certain employees covered by collective bargaining units receive company contributions. Expense for the defined contribution plans was $9,533, $13,370 and $12,424 for 2020, 2019 and 2018, respectively. In 2020, the Company temporarily suspended the Company match of plan participant contributions in response to the COVID-19 pandemic. The Company match was resumed in the fourth quarter of 2020.
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

The following table reflects changes in the projected obligations and fair market values of assets in all defined benefit pension and other postretirement benefit plans of the Company:

	2020 Pension Benefits			2019 Pension Benefits			Other Postretirement Benefits
	Domestic	International	Total	Domestic	International	Total	2020	2019
Change in benefit obligation:
Projected Benefit Obligation at beginning of year	$1,106,877	$446,686	$1,553,563	$1,004,751	$404,629	$1,409,380	$241,550	$251,798
Service cost - employer	9,946	—	9,946	8,906	—	8,906	1,439	1,573
Interest cost	33,143	8,417	41,560	39,499	11,061	50,560	7,320	9,887
Actuarial loss/(gain)	102,678	54,268	156,946	113,828	48,721	162,549	(8,277)	(9,664)
Benefits paid	(66,339)	(14,744)	(81,083)	(63,176)	(14,542)	(77,718)	(8,371)	(12,044)
Plan amendment	2,581	219	2,800	3,069	—	3,069	—	—
Settlements	—	(16,653)	(16,653)	—	(18,196)	(18,196)	—	—
Foreign currency translation effect	—	11,941	11,941	—	15,013	15,013	—	—
Projected Benefit Obligation at December 31	$1,188,886	$490,134	$1,679,020	$1,106,877	$446,686	$1,553,563	$233,661	$241,550
Change in plans’ assets:
Fair value of plans’ assets at beginning of year	$1,047,214	$379,342	$1,426,556	$912,129	$349,001	$1,261,130	$—	$—
Actual return on plans’ assets	132,137	37,926	170,063	159,949	38,139	198,088	—	—
Employer contribution	4,638	10,914	15,552	38,312	10,587	48,899	—	—
Benefits paid	(66,339)	(14,744)	(81,083)	(63,176)	(14,542)	(77,718)	—	—
Settlements	—	(16,653)	(16,653)	—	(18,196)	(18,196)	—	—
Foreign currency translation effect	—	12,475	12,475	—	14,353	14,353	—	—
Fair value of plans’ assets at December 31	$1,117,650	$409,260	$1,526,910	$1,047,214	$379,342	$1,426,556	$—	$—

Funded status	$(71,236)	$(80,874)	$(152,110)	$(59,663)	$(67,344)	$(127,007)	$(233,661)	$(241,550)
Amounts recognized in the balance sheets:
Accrued liabilities	—	—	—	(300)	—	(300)	(12,266)	(14,334)
Postretirement benefits other than pensions	—	—	—	—	—	—	(221,395)	(227,216)
Pension benefits	(71,236)	(80,874)	(152,110)	(59,363)	(67,344)	(126,707)	—	—

The actuarial loss for the Company's pension benefit obligations in 2020 and 2019 was primarily related to changes in discount rates (see assumptions below) and, to a lesser extent, changes in the mortality assumptions for the Company’s U.S. plans.

The actuarial loss/(gain) for the Company's other postretirement benefit obligation in 2020 and 2019 was related to a decrease in the discount rates (see assumptions below). These actuarial losses were offset by gains related to a decrease in the expected utilization of retiree medical benefits and variances between actual participant experience and expected participant experience.

Included in Accumulated other comprehensive loss at December 31, 2020 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $7,266 ($5,454 net of tax) and unrecognized actuarial losses of $417,906 ($391,362 net of tax).
Included in Accumulated other comprehensive loss at December 31, 2019 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service credits of $5,780 ($4,338 net of tax) and unrecognized actuarial losses of $413,676 ($384,507 net of tax).
The prior service cost and actuarial loss included in accumulated other comprehensive loss that are expected to be recognized in net periodic benefit cost during the fiscal year-ended December 31, 2021 are $1,714 and $33,550, respectively.
The accumulated benefit obligation for all defined benefit pension plans was $1,675,825 and $1,552,037 at December 31, 2020 and 2019, respectively.
In 2020 and 2019, lump-sum distributions out of the U.K. pension plan of $16,653 and $18,196, respectively, were made from plan assets. The vested benefit obligation associated with these former employees was approximately 3 percent of the U.K. plan's benefit obligation in 2020 and 4 percent in 2019. Due to the size of the lump-sum distributions, in accordance with U.S. GAAP, the Company was required to recognize a non-cash settlement charge of $4,155 and $4,262 for 2020 and 2019, respectively, settlements out of the U.K. plan.
Additionally, in both 2020 and 2019, an amendment to separate domestic pension plans resulted in a retroactive increase in benefit levels for plan participants and have been accounted for as a prior service cost deferred in Accumulated other comprehensive loss, to be amortized as a component of net periodic benefit cost in future periods. The domestic pension plan projected benefit obligation increased $2,581 and $3,069, respectively, as a result of the separate amendments in 2020 and 2019.
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
Weighted average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
All plans
Discount rate	2.00%	2.78%	2.36%	3.12%
Domestic plans
Discount rate	2.28%	3.09%	2.36%	3.12%
International plans
Discount rate	1.29%	1.99%	—	—
At December 31, 2020, the weighted average assumed annual rate of increase in the cost of medical benefits was 7.00 percent trending linearly to 4.50 percent per annum in 2030.

The following tables disclose the amount of net periodic benefit costs for the twelve months ended December 31, 2020 and 2019 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Twelve Months Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$9,946	$8,906	$10,363
Interest cost	33,143	39,499	36,840
Expected return on plan assets	(55,410)	(48,034)	(54,035)
Amortization of actuarial loss	31,533	32,432	32,939
Amortization of prior service cost	1,251	703	—
Net periodic benefit cost	$20,463	$33,506	$26,107

	Pension Benefits - International
	Twelve Months Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost:
Interest cost	$8,417	$11,061	$11,161
Expected return on plan assets	(8,892)	(11,554)	(12,073)
Amortization of actuarial loss	4,146	3,411	4,264
Amortization of prior service cost	267	309	—
Effect of settlements	4,155	4,262	—
Net periodic benefit cost	$8,093	$7,489	$3,352

	Other Post Retirement Benefits
	Twelve Months Ended December 31,
	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$1,439	$1,573	$1,948
Interest cost	7,320	9,887	9,251
Amortization of actuarial gain	(422)	—	—
Amortization of prior service credit	(89)	(409)	(541)
Net periodic benefit cost	$8,248	$11,051	$10,658

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
All plans
Discount rate	2.78%	3.70%	3.20%	3.12%	4.05%	3.50%
Expected return on plan assets	4.75%	5.00%	5.34%	—%	—%	—%
Domestic plans
Discount rate	3.09%	4.05%	3.50%	3.12%	4.05%	3.50%
Expected return on plan assets	5.68%	5.66%	6.25%	—%	—%	—%
International plans
Discount rate	1.99%	2.80%	2.50%	—%	—%	—%
Expected return on plan assets	2.45%	3.34%	3.19%	—%	—%	—%
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets at December 31, 2020 and 2019.

	Domestic Plans		International Plans
	2020	2019	2020	2019
Projected benefit obligation	$672,070	$606,138	$490,134	$446,686
Accumulated benefit obligation	668,875	604,612	490,134	446,686
Fair value of plan assets	570,958	530,548	409,260	379,342
The following table lists the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Spectrum Plan, which had plan assets in excess of projected benefit obligations and accumulated benefit obligations at December 31, 2020 and 2019:

	2020	2019
Projected benefit obligation	$516,816	$500,739
Accumulated benefit obligation	516,816	500,739
Fair value of plan assets	546,692	516,666

The table below presents the weighted average asset allocations for the domestic and U.K. pension plans’ assets at December 31, 2020 and December 31, 2019 by asset category.

	U.S. Plans		U.K. Plan
Asset Category	2020	2019	2020	2019
Fixed Income Collective Trust Funds and Securities	64%	65%	70%	68%
Equity Collective Trust Funds and Securities	29	30	18	19
Other Investment Collective Trust Funds and Securities	3	3	11	12
Cash	4	2	1	1
Total	100%	100%	100%	100%
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
The fair value of U.S. plan assets was $1,117,650 and $1,047,214 at December 31, 2020 and 2019, respectively. The fair value of the U.K. plan assets was $407,336 and $377,536 at December 31, 2020 and 2019, respectively. The fair value of the German pension plan assets was $1,924 and $1,806 at December 31, 2020 and 2019, respectively.
The table below classifies the assets of the U.S. and U.K. plans using the Fair Value Hierarchy described in Note 10 - Fair Value Measurements.

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	NAV(1)
December 31, 2020
United States plans
Cash and cash equivalents	$41,621	$41,621	$—	$—	$—
Collective Trust Funds - Equity	319,143	—	—	—	319,143
Collective Trust Funds - Fixed income	718,702	—	30,019	—	688,683
Collective Trust Funds - Real Estate	38,184	—	—	—	38,184
	$1,117,650	$41,621	$30,019	$—	$1,046,010
United Kingdom plan
Cash and cash equivalents	$1,755	$1,755	$—	$—	$—
Equity securities	73,963	73,963	—	—	—
Fixed income securities	288,068	288,068	—	—	—
Other investments	43,550	—	14,737	28,813	—
	$407,336	$363,786	$14,737	$28,813	$—
December 31, 2019
United States plans
Cash & Cash Equivalents	$23,867	$23,867	$—	$—	$—
Collective Trust Funds - Equity	309,794	—	—	—	309,794
Collective Trust Funds - Fixed Income	682,279	—	22,410	—	659,869
Collective Trust Funds - Real Estate	31,274	—	—	—	31,274
	$1,047,214	$23,867	$22,410	$—	$1,000,937
United Kingdom plan
Cash & Cash Equivalents	$1,802	$1,802	$—	$—	$—
Equity securities	72,503	72,503	—	—	—
Fixed income securities	259,192	259,192	—	—	—
Other investments	44,039	—	13,859	30,180	—
	$377,536	$333,497	$13,859	$30,180	$—
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
The fair values of the Level 3 assets in the U.K. plan are determined by the fund manager using a discounted cash flow methodology. The future cash flows expected to be generated by the assets of the funds and made available to investors are estimated and then discounted back to the valuation date. The discount rate is derived by adding a risk premium to the risk-free interest rate applicable to the country in which the assets are located.
The following table details the activity in these investments for the years ended December 31, 2018, 2019 and 2020:

U.K. Plan Level 3 Assets
Balance at January 1, 2018	$38,070
Change in fair value	(7,294)
Foreign currency translation effect	(1,838)
Balance at December 31, 2018	28,938
Change in fair value	97
Foreign currency translation effect	1,145
Balance at December 31, 2019	30,180
Change in fair value	(2,172)
Foreign currency translation effect	805
Balance at December 31, 2020	$28,813
The Company had no minimum funding requirements for its domestic pension plans in 2020. Due to the potential impact of COVID-19 and related plans to manage capital resources, the Company reduced its level of funding to the domestic pension plans in 2020. In 2020, the Company contributed $15,552 to its domestic and international pension plans, and during 2021, the Company expects to contribute between $45,000 and $55,000 to its domestic and international pension plans.
The Company estimates its benefit payments for its domestic and international pension plans and other postretirement benefit plans during the next ten years to be as follows:

	Pension Benefits	Other Postretirement Benefits
2021	$89,581	$12,266
2022	90,470	12,676
2023	90,385	12,801
2024	91,921	12,889
2025	92,164	12,987
2026 through 2030	456,605	62,913

Note 12.     Lease Commitments
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

The following table presents the location and amount of lease assets and liabilities in the Consolidated Balance Sheets:

Assets	Location	December 31, 2020	December 31, 2019
Operating lease assets, net	Operating lease right-of-use assets, net	$91,884	$80,752
Finance lease assets	Property, plant and equipment	4,669	4,577
Total leased assets		$96,553	$85,329
Liabilities	Location
Current:
Operating	Accrued liabilities	$23,338	$27,663
Finance	Current portion of long-term debt and finance leases	778	265
Noncurrent:
Operating	Noncurrent operating leases	71,391	55,371
Finance	Long-term debt and finance leases	1,332	935
Total lease liabilities		$96,839	$84,234

The following table presents the location and amount of lease expense in the Consolidated Income Statement:

Lease cost	Location	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Operating lease cost (a)	Cost of sales	$35,305	$36,321
Operating lease cost	Selling general & administrative expenses	6,785	5,632
Total operating lease cost		42,090	41,953

Amortization of finance lease assets	Cost of sales	$698	$352
Amortization of finance lease assets	Selling general & administrative expenses	132	—
Interest on finance lease liabilities	Interest expense	96	32
Total finance lease cost		926	384
Net lease cost		$43,016	$42,337
(a) - Includes short-term lease costs of $7,904 and variable lease costs of $2,385 for the year ended December 31, 2020, $7,328 and $3,480, respectively for the year ended December 31, 2019.

The following table presents the future maturities of the Company's lease obligations:

	December 31, 2020
	Operating Leases	Finance Leases	Total
2021	$24,947	$855	$25,802
2022	21,143	781	21,924
2023	16,677	425	17,102
2024	13,315	224	13,539
2025	10,201	6	10,207
After 2025	15,921	—	15,921
Total lease payments	102,204	2,291	104,495
Less: Interest	(7,475)	(181)	(7,656)
Present value of lease liabilities	$94,729	$2,110	$96,839
The following table presents the weighted-average lease term and discount rates of the Company's lease obligations:

Weighted-average remaining lease term (years)	December 31, 2020	December 31, 2019
Operating leases	5.10	4.90
Finance Leases	2.94	4.26
Weighted-average discount rate
Operating leases	5.20%	5.76%
Finance Leases	4.31%	5.79%
The following table presents the cash flow amounts related to lease liabilities included in the Company's Consolidated Statements of Cash Flows

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from operating leases	$32,482	$33,774
Financing cash outflows from finance leases	803	605
Leased assets obtained in exchange for new finance lease liabilities	67	43
Leased assets obtained in exchange for new operating lease liabilities	200	342

Note 13. Other Long-Term Liabilities
Other long-term liabilities at December 31 were as follows:

	2020	2019
Product liability	$77,002	$91,853
Long-term income taxes payable	20,434	20,434
Stock-based liabilities	17,807	14,778
Other	36,999	22,000
Other long-term liabilities	$152,242	$149,065

Note 14.     Share Repurchase Program

Share repurchase programs require the approval of the Company's Board of Directors. The following table summarizes the Company’s Board authorized share repurchase programs and related information for the twelve months ended December 31, 2020:

Program(1)	Date Authorized by Board of Directors	Expiration Date(2)	Amount Authorized (excluding commissions)	Amount Spent as of December 31, 2020 (excluding commissions)	Status
2017 Repurchase Program	February 16, 2017	December 31, 2021	$300,000	$106,877	Active
(1)The repurchase program listed does not obligate the Company to acquire any specific number of shares and can be suspended or discontinued at any time without notice. Shares can be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All repurchases under the program listed above have been made using cash resources.
(2)On December 3, 2019, the expiration of the 2017 Repurchase Program, scheduled for December 31, 2019, was extended to December 31, 2021. No other changes were made to the program.
The Company did not have any open market or 10b5-1 plan share repurchase activity during the twelve months ended December 31, 2020 or December 31, 2019 shares of the Company’s common stock at an average cost of $34.11 per share.
Reserved Shares
There were 1,980,709 common shares reserved for grants under compensation plans at December 31, 2020. The Company eliminated the option for plan participants in the Company’s defined contribution plans to purchase additional shares of the Company’s common stock in March 2014. Effective May 2019, common stock held in the Company's defined contribution plans can no longer receive quarterly dividends in the form of the Company's common stock. As a result of this change, common shares previously reserved for the Company's defined contribution plans have been released.

Note 15.     Stock-Based Compensation
The Company’s incentive compensation plans allow the Company to grant awards to employees in the form of stock options, stock awards, restricted stock units, stock appreciation rights, performance stock units, dividend equivalents and other awards. Compensation related to these awards is determined based on the grant-date fair value and is amortized to expense over the vesting period. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire without forfeiture of the award. If awards can be settled in cash, these awards are recorded as liabilities and recorded at fair value at each reporting date.
The following table discloses the amount of stock-based compensation expense:

	Year Ended December 31,
	2020	2019	2018
Restricted stock units	$3,729	$2,836	$3,196
Performance stock units	2,324	1,526	672
Total stock-based compensation	$6,053	$4,362	$3,868
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
No stock options have been granted to executives participating in the Long-Term Incentive Plan since February 2014. Outstanding options do not contain any performance-based criteria. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire.

Summarized information for the outstanding stock options follows:

	Number of Shares	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2019	238,748	$23.30
Exercised	(117,324)	22.48
Expired	(1,508)	23.96
Outstanding and Exercisable at December 31, 2020	119,916	$24.08	$1,969

	Year Ended December 31,
	2020	2019	2018
Aggregate intrinsic value of options exercised (thousands)	1,392	425	298
The weighted average remaining contractual life of options outstanding at December 31, 2020 is 2.6 years. All outstanding stock options are exercisable.
Segregated disclosure of options outstanding at December 31, 2020 was as follows:

	Range of Exercise Prices
	Less than or equal to $15.63	Greater than $15.63
Options outstanding	5,965	113,951
Weighted average exercise price	$15.63	$24.53
Remaining contractual life	1.1	2.8
Options exercisable	5,965	113,951
Weighted average exercise price	$15.63	$24.53
At December 31, 2020, the Company had fully amortized all expense related to its stock option awards.
Restricted Stock Units
Under the 2001 and 2014 Incentive Compensation Plans, restricted stock units may be granted to officers and certain other employees as awards for exceptional performance, as a hiring or retention incentive or as part of the Long-Term Incentive Plan. The restricted stock units granted in 2018, 2019 and 2020 have vesting periods of three to four years. Compensation expense related to the restricted stock units granted is determined based on the fair value of the Company’s stock on the date of grant. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire. Employees must remain employed for at least six months after the grant date to vest in the restricted stock units, even if retirement eligible.

The following table provides details of the Company's restricted stock units for 2020:

	Number of Restricted Units	Weighted Average Grant-Date Fair Value (per share)	Aggregate Intrinsic Value (thousands)
Nonvested at December 31, 2019	230,962	$33.49
Granted	158,256	28.58
Vested	(88,672)	35.04
Canceled	(49,720)	30.02
Accrued dividend equivalents	4,376	30.62
Nonvested at December 31, 2020	255,202	$30.86
Vested but not released	1,508	18.04
Outstanding at December 31, 2020	256,710	$30.78	$7,902

Weighted-average remaining contractual term of shares outstanding (months)	20

	Year Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of restricted shares granted (per share)	$28.58	$32.52	$34.53
Weighted average grant-date fair value of shares vested (thousands)	$3,107	$3,336	$3,000
The number of vested restricted stock units at December 31, 2020 and 2019 was 1,508 and 1,483, respectively. At December 31, 2020, the Company has $1,896 of unvested compensation cost related to restricted stock units and this cost will be recognized as expense over a weighted average period of 27 months.
Performance Stock Units
Under the 2014 Incentive Compensation Plan, performance stock units may be granted as part of the Long-Term Incentive Plan. Compensation expense related to the performance stock units is determined based on the fair value of the Company’s stock on the date of grant combined with performance metrics. The Company recognizes compensation expense based on the earlier of the vesting date or the date when the employee becomes eligible to retire, and in accordance with the achievement of the underlying performance condition.

The following table provides details of the nonvested performance stock units earned under the Company’s Long-Term Incentive Plan:

	Number of Performance Units	Weighted Average Grant- Date Fair Value (per share)	Aggregate Intrinsic Value (thousands)
Nonvested at December 31, 2019	59,335	$33.79
Earned	92,816	27.35
Vested	(51,147)	31.50
Canceled	(20,064)	29.33
Accrued dividend equivalents	1,014	33.85
Nonvested at December 31, 2020	81,954	$29.02
Vested but not released	49,376	31.39
Outstanding at December 31, 2020	131,330	$29.91	$3,928

Weighted-average remaining contractual term of performance stock units outstanding (months)	11

	Year Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value of performance stock units granted (per share)	$27.35	$33.27	$36.08
Weighted average grant-date fair value of performance stock units vested (thousands)	$1,611	$1,073	$1,821
At December 31, 2020, the Company had $412 of unvested compensation cost related to performance stock units and this cost will be recognized as expense over a weighted average period of 19 months.
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
At December 31, 2020, the company had 1,980,709 shares available for future issuance under equity compensation plans.

Note 16.     Changes in Accumulated Other Comprehensive (Loss) Income by Component
The following tables provide a quarterly reconciliation of each component of Accumulated other comprehensive (loss) income:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2019	$(58,186)	$(549)	$(388,845)	$(447,580)
Other comprehensive income (loss) before reclassifications	14,865	(9,073)	(37,979)	(32,187)
Foreign currency translation effect	—	—	(4,611)	(4,611)
Income tax effect	—	2,022	7,857	9,879
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	644	—	644
Amortization of prior service cost	—	—	1,429	1,429
Amortization of actuarial loss	—	—	35,257	35,257
Pension settlement charges	—	—	4,155	4,155
Prior service effect of plan amendment	—	—	(2,581)	(2,581)
Income tax effect	—	184	(11,498)	(11,314)
Other comprehensive income (loss)	14,865	(6,223)	(7,971)	671
Ending Balance, December 31, 2020	$(43,321)	$(6,772)	$(396,816)	$(446,909)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2018	$(62,133)	$2,150	$(401,606)	$(461,589)
Other comprehensive income (loss) before reclassifications	3,947	(2,612)	(12,877)	(11,542)
Foreign currency translation effect	—	—	(2,668)	(2,668)
Income tax effect	—	804	—	804
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	(1,141)	—	(1,141)
Amortization of prior service credit	—	—	603	603
Amortization of actuarial losses	—	—	35,843	35,843
Pension settlement charge	—	—	4,262	4,262
Prior service effect of plan amendment	—	—	(3,069)	(3,069)
Income tax effect	—	250	(9,333)	(9,083)
Other comprehensive income (loss)	3,947	(2,699)	12,761	14,009
Ending Balance, December 31, 2019	$(58,186)	$(549)	$(388,845)	$(447,580)

Note 17.     Comprehensive Income Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Twelve Months Ended December 31,
	2020	2019	2018
Net income attributable to noncontrolling shareholders’ interests	$1,115	$1,913	$3,977
Other comprehensive income (loss):
Currency translation adjustments	2,279	795	(2,237)
Comprehensive income attributable to noncontrolling shareholders’ interests	$3,394	$2,708	$1,740

Note 18.     Contingent Liabilities
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
The fact that the Company is a defendant in product liability lawsuits is not surprising given the current litigation climate, which is largely confined to the United States. However, the fact that the Company is subject to claims does not indicate that there is a quality issue with the Company’s tires. The Company sells approximately 30 to 35 million passenger car, light truck, sport utility vehicle, TBR and motorcycle tires per year in North America. The Company estimates that approximately 300 million Company-produced tires made up of thousands of different specifications are still on the road in North America. While tire disablements do occur, it is the Company’s and the tire industry’s experience that the vast majority of tire failures relate to service-related conditions, which are entirely out of the Company’s control, such as failure to maintain proper tire pressure, improper maintenance, improper repairs, road hazard, and excessive speed.
The Company accrues costs for asserted product liability claims at the time a loss is probable and the amount of loss can be estimated. The Company believes the probability of loss can be established and the amount of loss can be estimated only after certain minimum information is available, including verification that Company-produced product was involved in the incident giving rise to the claim, the condition of the product purported to be involved in the claim, the nature of the incident giving rise to the claim and the extent of the purported injury or damages. In cases where such information is known, each product liability claim is evaluated based on its specific facts and circumstances. A judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The liability often cannot be determined with precision until the claim is resolved.
Pursuant to ASC 450 "Contingencies," the Company accrues the minimum liability for each known claim when the estimated outcome is a range of probable loss and no one amount within that range is more likely than another. For such known claims, the Company accrues the minimum liability because the product liability claims faced by the Company are unique and widely variable, and accordingly, the resolutions of those claims have an enormous amount of variability. The costs have ranged from zero dollars to $33 million in one case with no average that is meaningful.
No specific accrual is made for individual unasserted claims or for premature claims, asserted claims where the minimum information needed to evaluate the probability of a liability is not yet known. However, an accrual is maintained for such claims based, in part, on management’s expectations for future litigation activity and the settled claims history maintained, including the historical number of claims and amount of settlements.
The Company periodically reviews its estimates and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. Because of the speculative nature of litigation in the U.S., the Company does not believe a meaningful aggregate range of reasonably possible loss for asserted and unasserted claims can be determined. While the Company believes its reserves are reasonably stated, it is possible an individual claim from time to time may result in an aberration from the norm and could have a material impact.
The time frame for the payment of a product liability claim is too variable to be meaningful. From the time a claim is filed to its ultimate disposition depends on the unique nature of the case, how it is resolved - claim dismissed, negotiated settlement, trial verdict or appeals process - and is highly dependent on jurisdiction, specific facts, the plaintiff’s attorney, the court’s docket and other factors. Given that some claims may be resolved in weeks and others may take five years or more, it is impossible to predict with any reasonable reliability the time frame over which the accrued amounts may be paid. However, the time frame from occurrence of the loss incident to reporting of the claim is monitored by the Company on an ongoing basis.
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's review completed in the third quarter of 2020, the Company recorded a benefit of $48,764. This benefit reflects a reduction in the Company's estimate of the volume of anticipated product liability claims, as well as adjustments to existing reserves based upon settled claims history. As a result of the Company's review, coupled with normal activity, including the addition of another quarter of self-insured incidents, settlements and changes in the amount of reserves, the Company decreased its accrual to $95,339 at December 31, 2020, compared to $117,219 at December 31, 2019.
The addition of another twelve months of self-insured incidents through December 31, 2020 accounted for an increase of $34,809 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions, including the estimate of anticipated claims and settlement values, decreased the liability by $49,032 at December 31, 2020. During 2020, the Company paid $7,657 to resolve cases and claims.
The Company’s product liability reserve balance at December 31, 2020 totaled $95,339 (the current portion of $18,337 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Consolidated Balance Sheets), and the balance at December 31, 2019 totaled $117,219 (current portion of $25,366).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses are included in Cost of products sold in the Consolidated Statements of Income. Product liability (benefit) expense was as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Product liability (benefit) expense	$(3,539)	$40,309	$17,692
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
Employment Contracts and Agreements
No executives have employment agreements as of December 31, 2020. The Executive Officers and certain other employees are covered by the Cooper Tire & Rubber Company Change in Control Severance Pay Plan.
At December 31, 2020, approximately 42 percent of the Company’s workforce was represented by collective bargaining units.

Note 19.     Business Segments
The Company has four segments under ASC 280, "Segments":
•North America, composed of the Company’s operations in the United States and Canada;
•Latin America, composed of the Company’s operations in Mexico, Central America and South America;
•Europe; and
•Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and ACTR, and through off-take agreements with PCT and Sailun Vietnam through December 31, 2020.
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
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity primarily manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire, in the PRC, manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, and ACTR, a joint venture manufacturing facility located in Vietnam, serve as global sources of TBR tire production for the Company. The segment also procured certain TBR tires under off-take agreements with PCT and Sailun Vietnam. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
On January 17, 2019, Cooper Tire Europe, a wholly-owned subsidiary of the Company, committed to a plan to cease substantially all light vehicle tire production at its Melksham, U.K. facility. The phasing out of light vehicle tire production was substantially completed in the third quarter of 2019. Approximately 300 roles were eliminated at the site. Cooper Tire Europe now obtains light vehicle tires to meet customer needs from other production sites within the Company’s global production network. Approximately 400 roles remain in Melksham to support the functions that continue there, including motorsports and motorcycle tire production, a materials business, Cooper Tire Europe headquarters, sales and marketing, and the Europe Technical Center.

The following table details segment financial information:

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales:
Americas Tire
External customers	$2,148,828	$2,315,497	$2,330,457
Intercompany	22,061	38,229	32,189
	2,170,889	2,353,726	2,362,646
International Tire
External customers	372,246	437,143	477,621
Intercompany	109,409	96,860	163,355
	481,655	534,003	640,976
Eliminations	(131,470)	(135,090)	(195,560)
Consolidated net sales	$2,521,074	$2,752,639	$2,808,062

Operating profit (loss):
Americas Tire	$280,349	$237,753	$229,500
International Tire	3,167	(13,390)	(14,044)
Unallocated corporate charges	(54,690)	(49,968)	(51,564)
Eliminations	2,055	60	1,353
Consolidated operating profit	$230,881	$174,455	$165,245

Interest expense	$(22,707)	$(31,189)	$(32,181)
Interest income	3,569	9,458	10,216
Other pension and postretirement benefit expense	(25,419)	(41,567)	(27,806)
Other non-operating income (expense)	4,579	(1,485)	(1,416)
Income before income taxes	$190,903	$109,672	$114,058
Depreciation and amortization expense:
Americas Tire (a)	$93,469	$95,761	$93,978
International Tire	41,654	31,654	34,564
Corporate (a)	23,724	20,639	18,619
Consolidated depreciation and amortization expense	$158,847	$148,054	$147,161
Segment assets:
Americas Tire	$1,478,125	$1,543,779	$1,513,534
International Tire	736,877	739,076	662,226
Corporate and other	756,571	519,483	458,445
Consolidated assets	$2,971,573	$2,802,338	$2,634,205
Expenditures for long-lived assets:
Americas Tire	$114,565	$111,819	$112,444
International Tire	31,383	62,334	71,667
Corporate	5,250	28,569	9,188
Consolidated expenditures for long-lived assets	$151,198	$202,722	$193,299

Geographic information for long-lived assets follows:

	As of December 31,
	2020	2019	2018
Net sales
United States	$2,071,981	$2,175,599	$2,196,424
Rest of world	449,093	577,040	611,638
Consolidated net sales	$2,521,074	$2,752,639	$2,808,062
Long-lived assets (b)
United States	$714,139	$683,769	$595,768
PRC	232,553	239,889	232,339
Rest of world	222,816	204,336	173,814
Consolidated long-lived assets	$1,169,508	$1,127,994	$1,001,921
(a) - Depreciation and amortization of $51,210 and $36,713 has been reclassified in 2019 and 2018, respectively, from Corporate to Americas Tire to properly present such expense as reflected in the segment results for the corresponding periods. .
(b) - Beginning in 2019, the company includes Right of Use Assets in the Long-lived assets for each segment.
The following customer of the Americas Tire Operations segment contributed ten percent or more of the Company’s total consolidated net sales in 2020, 2019 or 2018. Net sales and percentage of consolidated Company net sales for these customers in 2020, 2019 and 2018 were as follows:

	2020		2019		2018
Customer	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales	Net Sales	Consolidated Net Sales
American Tire Distributors, Inc.	$329,631	13%	$311,559	11%	$310,070	11%

Note 20.     Subsequent Event

On February 22, 2021, the Company entered into a Merger Agreement by and among the Company, Goodyear and the Merger Sub, pursuant to which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Goodyear will acquire the Company by way of the Merger, with the Company surviving such Merger as a wholly owned subsidiary of Goodyear. Under the terms of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders will be entitled to receive $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of the Company’s common stock they own at the effective time (the “Merger Consideration”). Upon completion of the proposed Merger, it is expected that the Company’s stockholders will own approximately 16 percent and Goodyear stockholders will own approximately 84 percent of the combined company on a fully diluted basis. In addition, at the effective time of the Merger, as defined under the terms of the Merger Agreement, all outstanding restricted stock units and performance stock units of the Company will be converted into the right to receive the Merger Consideration, and the Company’s outstanding options will be converted into a right to receive a cash payment. The Company expects to complete the Merger in the second half of 2021, subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and the approval of the Company’s stockholders.

The Company is party to a trust agreement which is intended to provide funding for benefits payable and other potential payments to directors, executive officers and certain other employees under various plans and agreements of the Company. The execution of the Merger Agreement constituted a “potential change in control” under such plans and agreements and as a result, the Company is required to fund the estimated value of the payments to be made to the beneficiaries under the trust agreement within five business days of signing the Merger Agreement. The Company will deposit an additional $58,812 with the trustee in connection with this funding obligation. Such cash will be treated as restricted cash on the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cooper Tire & Rubber Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Product liability
Description of the matter
As described in Notes 1 and 18, the Company is a defendant in various product liability claims brought in numerous jurisdictions in which individuals seek damages resulting from motor vehicle accidents allegedly caused by defective tires manufactured by the Company. The Company accrues costs for asserted product liability claims at the time a loss is probable and the amount of loss can be estimated. Each product liability claim is evaluated based on its specific facts and circumstances, and a judgment is then made to determine the requirement for establishment or revision of an accrual for any potential liability. An accrual for unasserted claims or for premature claims is based, in part, on management’s expectations for future litigation activity and the settled claims history maintained, including the historical number of claims and amounts of settlements. The Company periodically reviews such estimates, and any adjustments for changes in reserves are recorded in the period in which the change in estimate occurs. At December 31, 2020, the Company’s product liability reserve balance totaled $95.3 million.

Auditing management’s estimate of loss contingencies arising from product liability claims was complex and included evaluating the likelihood and amount of loss for asserted and unasserted claims, which are subjective and require significant judgment.

How we addressed the matter in our audit
We evaluated the design and tested the operating effectiveness of internal controls over the Company’s identification and evaluation of product liability claims, including the reserve for unasserted claims, including management’s review of the estimation model used to establish the best estimate of the required reserve, and the data inputs used in the estimation model.

Our audit procedures to test the adequacy and completeness of management’s assessment of the probability of loss included, among others, reviews of legal correspondence related to claims identified by management, reviews of confirmation letters obtained from internal and external legal counsel, inquiries of internal and external legal counsel to discuss asserted and known unasserted claims, and review of written representations obtained from the Company. In order to test the measurement of the product liability reserve, we evaluated the Company’s estimation model used to establish the reserve for claims, asserted and unasserted, and tested the accuracy and completeness of the data used in management’s estimation model. In addition, we performed sensitivity analyses over management’s estimated range of losses in order to evaluate the magnitude of potential impact on the liability resulting from changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1942.

Toledo, Ohio
February 22, 2021

SELECTED QUARTERLY DATA	(Unaudited)
(Dollar amounts in thousands except per share amounts.)

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$531,694	$496,259	$764,850	$728,271
Gross profit	55,913	65,640	237,275	128,987
Net income attributable to Cooper Tire & Rubber Company	(11,591)	(6,215)	122,604	37,991
(Loss) Earnings per share:
Basic	(0.23)	(0.12)	2.44	0.75
Diluted	(0.23)	(0.12)	2.42	0.75
Net sales:
Americas Tire	$457,055	$425,523	$659,538	$628,773
International Tire	102,387	100,924	142,153	136,191
Eliminations	(27,748)	(30,188)	(36,841)	(36,693)
Consolidated net sales	$531,694	$496,259	$764,850	$728,271
Operating profit (loss):
Americas Tire	$10,416	$21,808	$175,747	$72,378
International Tire	(10,279)	1,447	8,766	3,234
Unallocated corporate charges	(6,951)	(18,455)	(13,355)	(15,928)
Eliminations	586	511	349	607
Consolidated operating (loss) profit	(6,228)	5,311	171,507	60,291
Interest expense	(5,007)	(6,507)	(5,400)	(5,793)
Interest income	1,696	650	559	664
Other pension and postretirement benefit expense	(4,210)	(5,582)	(5,621)	(10,007)
Other non-operating income (expense)	1,773	(397)	2,303	901
(Loss) Income before income taxes	$(11,976)	$(6,525)	$163,348	$46,056
Net (loss) income	$(11,317)	$(5,643)	$123,123	$37,741
Net (loss) income attributable to Cooper Tire & Rubber Company	$(11,591)	$(6,215)	$122,604	$37,991
Basic and diluted (loss) earnings per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
Each quarter's financial data is recorded here as disclosed in its respective 10-Q report. Therefore, the sum of quarterly information here may not equal the annual financial statement amounts due to rounding.

(Unaudited)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)
Net sales	$619,163	$679,130	$704,134	$750,212
Gross profit	88,259	99,141	114,366	131,524
Net income attributable to Cooper Tire & Rubber Company	6,979	8,821	29,344	51,259
Earnings per share:
Basic	0.14	0.18	0.58	1.02
Diluted	0.14	0.18	0.58	1.02
Net sales:
Americas Tire	$514,936	$582,307	$601,957	$654,526
International Tire	143,785	138,514	132,270	119,434
Eliminations	(39,558)	(41,691)	(30,093)	(23,748)
Consolidated net sales	$619,163	$679,130	$704,134	$750,212
Operating profit (loss):
Americas Tire	$38,789	$46,814	$67,941	$84,209
International Tire	(1,339)	(1,296)	(4,831)	(5,924)
Unallocated corporate charges	(10,453)	(13,278)	(11,051)	(15,186)
Eliminations	(566)	(569)	710	484
Consolidated operating profit	26,431	31,671	52,769	63,583
Interest expense	(8,314)	(7,810)	(7,476)	(7,590)
Interest income	3,380	1,999	1,507	2,571
Other pension and postretirement benefit expense (b)	(9,362)	(9,288)	(9,562)	(13,355)
Other non-operating income (loss)	1,380	(1,463)	(509)	(892)
Income before income taxes	$13,515	$15,109	$36,729	$44,317
Net income	$7,178	$9,258	$29,008	$52,871
Net income attributable to Cooper Tire & Rubber Company	$6,979	$8,821	$29,344	$51,259
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
(a)In the fourth quarter, the Company recorded an income tax benefit of $18,606 as a result of a business realignment strategy implemented in Europe.

COOPER TIRE & RUBBER COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands)		Additions
	Balance at Beginning of Year	Charged to Income	Charged to Equity	Acquisition of Business	Deductions		Balance at End of Year
Year Ended December 31, 2018
Allowance for doubtful accounts	$7,570	$2,019	$—	$—	$3,753	(a)	$5,836
Tax valuation allowance	$30,102	$456	$—	$—	$7,938	(b)	$22,620
Year Ended December 31, 2019
Allowance for doubtful accounts	$5,836	$3,401	$—	$—	$1,128	(a)	$8,109
Tax valuation allowance	$22,620	$13,178	$(6,337)	$—	$2,191	(b)	$27,270
Year Ended December 31, 2020
Allowance for doubtful accounts	$8,109	$4,925	$—	$—	$1,872	(a)	$11,162
Tax valuation allowance	$27,270	$5,834	$2,736	$—	$695	(b)	$35,145
(a)Accounts written off during the year, net of recoveries of accounts previously written off.
(b)Net increase in tax valuation allowance is primarily the result of a net increase in unbenefitted losses. 2020 also includes remeasurement of deferred tax assets in the U.K.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of December 31, 2020 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework (2013 framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2020. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control – Integrated Framework (2013) issued by the COSO, and that the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2020.
(c) Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Cooper Tire & Rubber Company
Opinion on Internal Control over Financial Reporting

We have audited Cooper Tire & Rubber Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper Tire & Rubber Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Toledo, Ohio
February 22, 2021
(d) Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B.OTHER INFORMATION
None.

PART III
Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the Company’s directors, corporate governance guidelines, Compensation Committee and Nominating and Governance Committee will appear in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be herein incorporated by reference.
AUDIT COMMITTEE
Information regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial experts,” will appear in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be herein incorporated by reference.
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
Item 11.EXECUTIVE COMPENSATION
Information regarding executive and director compensation will appear in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the ownership of certain beneficial owners and management of the Company’s voting securities and equity securities will appear in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 regarding the Company’s equity compensation plans, all of which were approved by the Company’s security holders:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	119,916	$24.08	1,980,709
Equity compensation plans not approved by stockholders	—	—	—
Total	119,916	$24.08	1,980,709
Additional information on the Company's equity compensation plans is contained in Note 15 - Stock-Based Compensation to the consolidated financial statements.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions with related persons that would require disclosure during 2020.
Information regarding the independence of the Company’s directors will appear in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be herein incorporated by reference.
Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding the fees and services of the Company’s independent auditor will appear in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be herein incorporated by reference.

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

COOPER TIRE & RUBBER COMPANY

/s/ Bradley E. Hughes
BRADLEY E. HUGHES, President,
Chief Executive Officer and Director

Date:	February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bradley E. Hughes	President, Chief Executive Officer and Director	February 22, 2021
BRADLEY E. HUGHES	(Principal Executive Officer)

/s/ Gerald C. Bialek	Interim Chief Financial Officer, Vice President and Treasurer	February 22, 2021
GERALD C. BIALEK	(Principal Financial Officer)

/s/ Mark A. Young	Vice President and Chief Accounting Officer	February 22, 2021
MARK A. YOUNG	(Principal Accounting Officer)

JOHN J. HOLLAND*	Non-Executive Chairman of the Board	February 22, 2021

STEVEN M. CHAPMAN*	Director	February 22, 2021

SUSAN F. DAVIS*	Director	February 22, 2021

KATHRYN P. DICKSON*	Director	February 22, 2021

TYRONE M. JORDAN*	Director	February 22, 2021

TRACEY I. JOUBERT*	Director	February 22, 2021

GARY S. MICHEL*	Director	February 22, 2021

BRIAN C. WALKER*	Director	February 22, 2021

ROBERT D. WELDING*	Director	February 22, 2021

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to a Power of Attorney executed on behalf of the above-indicated directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

*By:	/s/ Stephen Zamansky
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
	(iii)	Description of Cooper Tire & Rubber Company Securities
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
Omnibus Amendment No. 1, dated December 17, 2020, by and among Cooper Receivables, LLC, Cooper Tire & Rubber Company, and Wells Fargo Bank, National Association is incorporated herein by reference from Exhibit 10.1 of the Company's Form 8-K dated December 17, 2020

(xvii)
Amended and Restated Loan and Security Agreement, dated as of July 27, 2011, by and among Cooper Tire & Rubber Company, Max-Trac Tire Co., Inc., certain financial institutions named therein (as Lenders), Bank of America, N.A. (as Administrative Agent and Collateral Agent), PNC Bank, National Association (as Syndication Agent), Banc of America Securities LLC and PNC Capital Markets LLC (as Joint Book Managers and Joint Lead Arrangers) and JPMorgan Chase Bank, N.A. (as Documentation Agent) is incorporated herein by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2011

(xviii)
Pledge Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company and Bank of America, N.A. is incorporated herein by reference from Exhibit 10.2 of the Company’s Form 8-K dated November 16, 2007

(xix)
Intercreditor Agreement, dated as of November 9, 2007, by and among Cooper Tire & Rubber Company; Cooper Receivables LLC; PNC Bank, National Association (as Administrator); and Bank of America, N.A. (as Administrative Agent and Collateral Agent) is incorporated herein by reference from Exhibit 10.3 of the Company’s Form 8-K dated November 16, 2007

(xx)
1998 Non-Employee Directors Compensation Deferral Plan Amended and Restated as of January 1, 2011 is incorporated herein by reference from Exhibit (10)(xix) of the Company’s Form 10-K for the year ended December 31, 2011*

(xxi)	2001 Incentive Compensation Plan is incorporated herein by reference from the Appendix A to the Company’s Proxy Statement dated March 20, 2001*
(xxii)	2010 Incentive Compensation Plan is incorporated herein by reference from the Appendix B to the Company’s Proxy Statement dated March 24, 2010*
(xxiii)	2002 Non-Employee Directors Stock Option Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 22, 2002*
(xxiv)	2006 Incentive Compensation Plan is incorporated herein by reference from Appendix A to the Company’s Proxy Statement dated March 21, 2006*
(xxv)	Change in Control Severance Pay Plan (Amended and Restated as of August 4, 2010) is incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2010*
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
Joint Venture Contract for ACT Company Limited, dated as of December 12, 2018, by and between Sailun (Vietnam) Co., Ltd. and Cooper Tire & Rubber Company Vietnam Holding, LLC is incorporated herein by reference from Exhibit (10.XL) of the Company's Form 10-K for the year ended December 31, 2018

(21)		Subsidiaries of the Registrant
(23)		Consent of Independent Registered Public Accounting Firm
(24)		Power of Attorney
(31.1)		Certification of Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(31.2)		Certification of Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Exchange Act
(32)		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)		Inline XBRL Instance Document
(101.SCH)		Inline XBRL Taxonomy Extension Schema Document
(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)		The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contracts or compensatory plans or arrangements.