Form 10-Q
period 2021-03-31
COOPER TIRE & RUBBER CO
filed 2021-05-03
CIK 24491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 50,523,922.

Part I.     FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$655,827	$531,694
Cost of products sold	546,860	475,781
Gross profit	108,967	55,913
Selling, general and administrative expense	71,189	51,211
Restructuring expense	—	10,930
Operating profit (loss)	37,778	(6,228)
Interest expense	(5,130)	(5,007)
Interest income	699	1,696
Other pension and postretirement benefit expense	(2,846)	(4,210)
Other non-operating income	133	1,773
Income (Loss) before income taxes	30,634	(11,976)
Income tax provision (benefit)	8,544	(659)
Net income (loss)	22,090	(11,317)
Net income attributable to noncontrolling shareholders' interests	31	274
Net income (loss) attributable to Cooper Tire & Rubber Company	$22,059	$(11,591)

Earnings (Loss) per share:
Basic	$0.44	$(0.23)
Diluted	0.43	(0.23)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$22,090	$(11,317)
Other comprehensive (loss) income:
Cumulative currency translation adjustments	(12,188)	(37,794)
Currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	(11,748)
Financial instruments:
Change in the fair value of derivatives, net of reclassifications	1,907	(4,111)
Income tax provision on derivative instruments	(471)	1,037
Financial instruments, net of tax	1,436	(3,074)
Postretirement benefit plans:
Amortization of actuarial loss	7,971	8,149
Amortization of prior service cost	429	236
Actuarial loss	—	(31,490)
Income tax impact on postretirement benefit plans	(1,722)	6,039
Foreign currency translation effect	(805)	4,708
Postretirement benefit plans, net of tax	5,873	(12,358)
Other comprehensive loss	(4,879)	(64,974)
Comprehensive income (loss)	17,211	(76,291)
Less: Comprehensive loss attributable to noncontrolling shareholders' interests	(295)	(270)
Comprehensive income (loss) attributable to Cooper Tire & Rubber Company	$17,506	$(76,021)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$460,424	$625,758
Notes receivable	13,174	9,076
Accounts receivable, less allowances of $10,701 at 2021 and $11,162 at 2020	541,596	506,305
Inventories:
Finished goods	324,187	264,785
Work in process	26,998	24,594
Raw materials and supplies	95,735	98,277
Total inventories	446,920	387,656
Other current assets	43,309	53,420
Total current assets	1,505,423	1,582,215
Property, plant and equipment:
Land and land improvements	57,874	57,941
Buildings	363,170	355,564
Machinery and equipment	2,171,897	2,154,000
Molds, cores and rings	268,361	266,671
Total property, plant and equipment	2,861,302	2,834,176
Less: Accumulated depreciation	1,778,603	1,756,552
Property, plant and equipment, net	1,082,699	1,077,624
Operating lease right-of-use assets, net of accumulated amortization of $48,514 at 2021 and $46,045 at 2020	102,313	91,884
Goodwill	18,851	18,851
Intangibles, net of accumulated amortization of $147,225 at 2021 and $143,097 at 2020	94,114	95,376
Restricted cash	60,309	967
Deferred income tax assets	28,030	30,572
Investment in joint venture	53,563	53,494
Other assets	11,780	20,590
Total assets	$2,957,082	$2,971,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except per share amounts)

	(Unaudited)
(Continued)	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$4,569	$15,614
Accounts payable	337,147	297,578
Accrued liabilities	246,237	308,287
Income taxes payable	7,959	2,254
Current portion of long-term debt and finance leases	20,974	24,377
Total current liabilities	616,886	648,110
Long-term debt and finance leases	309,187	314,265
Noncurrent operating leases	81,419	71,391
Postretirement benefits other than pensions	220,204	221,395
Pension benefits	144,315	152,110
Other long-term liabilities	160,881	152,242
Deferred income tax liabilities	1,412	1,469
Equity:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 300,000,000 shares authorized; 87,850,292 shares issued at 2021 and 2020	87,850	87,850
Capital in excess of par value	18,923	20,815
Retained earnings	2,663,214	2,646,567
Accumulated other comprehensive loss	(451,462)	(446,909)
Parent stockholders' equity before treasury stock	2,318,525	2,308,323
Less: Common shares in treasury at cost (37,327,627 at 2021 and 37,454,209 at 2020)	(917,144)	(919,424)
Total parent stockholders' equity	1,401,381	1,388,899
Noncontrolling shareholders' interests in consolidated subsidiaries	21,397	21,692
Total equity	1,422,778	1,410,591
Total liabilities and equity	$2,957,082	$2,971,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$22,090	$(11,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	41,518	37,807
Stock-based compensation	1,735	390
Change in LIFO inventory reserve	31,502	(8,563)
Amortization of unrecognized postretirement benefits	8,400	8,385
Changes in operating assets and liabilities:
Accounts and notes receivable	(40,796)	11,772
Inventories	(92,944)	(41,123)
Other current assets	(2,244)	(7,848)
Accounts payable	46,125	(20,422)
Accrued liabilities	(58,082)	(91,414)
Other items	2,516	7,964
Net cash used in operating activities	(40,180)	(114,369)
Investing activities:
Additions to property, plant and equipment and capitalized software	(57,489)	(54,827)
Proceeds from the sale of assets	5	65
Net cash used in investing activities	(57,484)	(54,762)
Financing activities:
Issuance of short-term debt	—	273,587
Repayment of short-term debt	—	(4,308)
Repayment of long-term debt and finance lease obligations	(9,920)	(2,594)
Acquisition of noncontrolling shareholder interest	—	(62,272)
Payments of employee taxes withheld from share-based awards	(2,144)	(910)
Payment of dividends to Cooper Tire & Rubber Company stockholders	(5,301)	(5,277)
Issuance of common shares related to stock-based compensation	813	177
Net cash (used in) provided by financing activities	(16,552)	198,403
Effects of exchange rate changes on cash	(3,618)	(875)
Net change in cash, cash equivalents and restricted cash	(117,834)	28,397
Cash, cash equivalents and restricted cash at beginning of period	649,505	413,125
Cash, cash equivalents and restricted cash at end of period	$531,671	$441,522

Cash and cash equivalents	$460,424	$433,362
Restricted cash included in Other current assets	10,938	6,669
Restricted cash	60,309	1,491
Total cash, cash equivalents and restricted cash	$531,671	$441,522
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COOPER TIRE & RUBBER COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share amounts)

Note 1.     Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.
There is typically a year-round demand for the Company's products, however, passenger car and light truck ("light vehicle") replacement tire sales are generally strongest during the third and fourth quarters of the year. Winter tires are sold principally during the months of May through November. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.
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
On January 24, 2020, the Company acquired the remaining 41.57 percent noncontrolling ownership interest in Corporacion de Occidente SA de CV ("COOCSA"), making COOCSA a wholly-owned subsidiary in the Americas Segment. In this transaction, the Company acquired the remaining outstanding voting common stock of COOCSA for a total cash price of $54,500. In addition, subsequent to the acquisition, payments of $15,984 were made to members of the prior joint venture workforce in connection with services rendered. In the first quarter of 2020, the Company incurred restructuring expense of $10,930 related to this transaction.

Earnings per common share – Earnings per share is computed on the basis of the weighted average number of common shares outstanding each period. When applicable, diluted earnings per share includes the dilutive effect of stock options and other stock units. The following table sets forth the computation of basic and diluted earnings per share:

(Number of shares and dollar amounts in thousands except per share amounts)	Three Months Ended March 31,
	2021	2020
Numerator
Numerator for basic and diluted earnings per share - income (loss) available to common stockholders	$22,059	$(11,591)
Denominator
Denominator for basic earnings per share - weighted average shares outstanding	50,448	50,236
Effect of dilutive securities - stock options and other stock units	346	—
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	50,794	50,236
Earnings (Loss) per share:
Basic	$0.44	$(0.23)
Diluted	0.43	(0.23)
Anti-dilutive shares excluded from computation of diluted loss per share	—	294
All options to purchase shares of the Company's common stock were included in the computation of diluted earnings per share at March 31, 2021. Anti-dilutive shares were excluded from the computation of loss per share at March 31, 2020, as the inclusion of such items would decrease loss per share.

Allowance for Credit Losses – The Company utilizes an expected loss methodology based on credit risk. The Company's policy includes the regular review of its outstanding accounts receivable portfolio to assess risk and likelihood of credit loss. This review includes consideration of potential credit loss over the asset's contractual life, along with historical experience, current conditions and forecasts based on management's judgment. The Company also performs periodic credit evaluations of customers’ financial conditions in order to assess credit worthiness and maintain appropriate credit limits.

Recent Accounting Pronouncements
Each change to U.S. GAAP is established by the Financial Accounting Standards Board (“FASB”) in the form of an accounting standards update (“ASU”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.
Accounting Pronouncements – Recently adopted
Fair Value Measurement
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition related to reference rate reform. The amendments in this update were effective immediately for all entities. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.

Note 2. Merger Agreement

On February 22, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) by and among the Company, The Goodyear Tire & Rubber Company ("Goodyear") and Vulcan Merger Sub Inc., a direct, wholly owned subsidiary of Goodyear (“Merger Sub”), pursuant to which, subject to the satisfaction or (to the extent permissible) waiver of the conditions set forth therein, Goodyear will acquire the Company by way of the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving such Merger as a wholly owned subsidiary of Goodyear. Under the terms of the Merger Agreement, at the effective time of the Merger, the Company’s stockholders will be entitled to receive $41.75 per share in cash and a fixed exchange ratio of 0.907 shares of Goodyear common stock per share of the Company’s common stock they own at the effective time (the “Merger Consideration”). Upon completion of the proposed Merger, it is expected that the Company’s stockholders will own approximately 16 percent and Goodyear stockholders will own approximately 84 percent of the combined company on a fully diluted basis. In addition, at the effective time of the Merger, as defined under the terms of the Merger Agreement, all outstanding restricted stock units and performance stock units of the

Company will be converted into the right to receive the Merger Consideration, and the Company’s outstanding options will be converted into a right to receive a cash payment. The Company expects to complete the Merger in the second half of 2021. However, the transaction could close earlier, following and subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. The Company’s stockholders approved the Merger on April 30, 2021, as disclosed on the Company's Form 8-K filed on April 30, 2021.

The Company is a party to a trust agreement which is intended to provide funding for benefits payable and other potential payments to directors, executive officers and certain other employees under various plans and agreements of the Company. The execution of the Merger Agreement constituted a “potential change in control” under such plans and agreements and as a result, the Company was required to fund the estimated value of the payments to be made to the beneficiaries into the trust agreement, determined in accordance with the funding requirements under the applicable plans and agreements. Subsequent to the Merger announcement, the Company deposited $58,812 with the trustee in connection with this funding obligation. At March 31, 2021, the Company had $60,309 deposited with the trustee and classified as Restricted cash on the Condensed Consolidated Balance Sheets.

During the first quarter of 2021, the Company incurred approximately $10,655 of expenses associated with the Merger. These expenses are recorded in Selling, general & administrative expenses on the Condensed Consolidated Statements of Operations. These expenses include $4,923 of advisory, legal and other professional fees, as well as an increase in mark to market costs of stock-based liabilities subsequent to the Merger announcement of $5,732. The mark to market cost represents the impact of the movement in the Company's closing stock price from the day prior to the Merger Agreement announcement as compared to the closing price of Company's stock on the day of the Merger Agreement announcement.

Note 3.     COVID-19
In March 2020, the World Health Organization categorized Coronavirus Disease 2019 ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company’s priorities during the COVID-19 pandemic have been protecting the health and safety of its employees, responsibilities to its broader communities, and commitments to its customers and other key stakeholders.
The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse accounting impacts on the Company’s first quarter 2020 or 2021 results of operations. Given the dynamic nature of the COVID-19 pandemic and related market conditions, the Company cannot reasonably estimate the period of time that these events will persist or the full extent of the impact they will have on the business. The Company continues to take actions designed to mitigate the adverse effects of this rapidly changing market environment.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company's payment of employer payroll taxes after enactment otherwise due in 2020 was delayed, with 50 percent due by December 31, 2021, and the remaining 50 percent by December 31, 2022. At March 31, 2021, the Company has deferred the remittance of $14,742 of employer taxes under the CARES Act. This liability is split evenly between the Company's Accrued liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. The CARES Act has had no further impact on the Company’s condensed consolidated financial statements at March 31, 2021.

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
Disaggregation of revenue
In the following tables, revenue is disaggregated by major market channel for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31, 2021
	Americas	International	Eliminations	Total
Light Vehicle (1)	$489,446	$97,984	$(21,307)	$566,123
Truck and bus radial	57,564	24,843	(24,556)	57,851
Other (2)	15,311	16,542	—	31,853
Net sales	$562,321	$139,369	$(45,863)	$655,827

	Three Months Ended March 31, 2020
	Americas	International	Eliminations	Total
Light Vehicle (1)	$404,636	$71,082	$(10,714)	$465,004
Truck and bus radial	41,004	17,309	(17,034)	41,279
Other (2)	11,415	13,996	—	25,411
Net sales	$457,055	$102,387	$(27,748)	$531,694
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
Significant changes in the contract liabilities balance, included within the Company's Accrued liabilities on the Condensed Consolidated Balance Sheets, during the three months ended March 31, 2021 are as follows:

Contract Liabilities
Contract liabilities at December 31, 2020	$773
Increases to deferred revenue for cash received in advance from customers	2,213
Decreases due to recognition of deferred revenue	(711)
Contract liabilities at March 31, 2021	$2,275

Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2021 and 2020, revenue recognized from performance obligations related to prior periods is not material.
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

Note 5.     Inventories
The Company uses the last-in, last-out ("LIFO") method for substantially all U.S. inventories. The current cost of the U.S. inventories under the first-in, first-out ("FIFO") method was $392,595 and $310,141 at March 31, 2021 and December 31, 2020, respectively. These FIFO values have been reduced by approximately $108,753 and $77,251 at March 31, 2021 and December 31, 2020, respectively, to arrive at the LIFO value reported on the Condensed Consolidated Balance Sheets. The Company's remaining inventories have been valued under the FIFO method. All LIFO inventories are valued at the lower of cost or market. All other inventories are stated at the lower of cost or net realizable value.

Note 6.     Income taxes
For the three month period ended March 31, 2021, the Company recorded income tax expense of $8,544 (effective tax rate of 27.9 percent) compared to an income tax benefit of $659 (effective tax rate of 5.5 percent) for the same period in 2020. The Company's 2021 and 2020 three month period provisions for income tax are calculated using a forecasted multi-jurisdictional annual effective tax rate to determine a blended annual effective tax rate. The Company is subject to the U.S. federal statutory rate of 21 percent. The effective tax rate for the three month period ended March 31, 2021 was influenced by $4,923 of Merger-related costs which are not tax deductible, the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded. The effective tax rate for the three month period ended March 31, 2020 was impacted by $4,361 of unrecognized tax benefit related to the tax deductibility of certain business expenses incurred during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.
The Company continues to maintain valuation allowances pursuant to ASC 740, “Accounting for Income Taxes,” against portions of its U.S. and non-U.S. deferred tax assets at March 31, 2021 as it cannot assure the future realization of the associated tax benefits prior to their reversal or expiration. In the U.S., the Company has offset its net operating loss carryforward deferred tax asset by a valuation allowance of $1,503. In addition, the Company has recorded valuation allowances of $33,841 related to non-U.S. net operating losses and other deferred tax assets for a total valuation allowance of $35,344. In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company will continue to reassess the possibility of releasing all or part of the valuation allowances currently in place when the associated deferred tax assets are deemed to be realizable. If the evidence suggests that deferred tax assets for these operations will more likely than not be able to be realized in the future, release of a portion or all of the valuation allowance in place for these entities could occur. Such release could materially impact the Company's effective tax rate in the period in which the release occurs.
The Company maintains an ASC 740-10, “Accounting for Uncertainty in Income Taxes,” liability for unrecognized tax benefits. At March 31, 2021, the liability, exclusive of penalty and interest, totals approximately $12,890. During the three month period ended March 31, 2021, an immaterial amount of interest expense was accrued.
The Company operates in multiple jurisdictions throughout the world and has effectively settled U.S. federal income tax examinations for tax years before 2017, state and local income tax examinations for tax years before 2015 (with limited exceptions), and income tax examinations in its major foreign taxing jurisdictions for tax years before 2015. Based upon the outcome of tax examinations, judicial proceedings, or expiration of statutes of limitations, it is possible that the ultimate resolution of the Company's unrecognized tax benefits may result in a payment that is materially different from the current estimate of the tax liabilities.

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
The Company had no borrowings under the Credit Facility or the A/R Facility at March 31, 2021 or December 31, 2020. Amounts used to secure letters of credit totaled $18,030 at March 31, 2021 and $37,682 at December 31, 2020. The Company’s additional borrowing capacity, net of borrowings and amounts used to back letters of credit, and based on eligible collateral through use of its Credit Facility with its bank group and its accounts receivable securitization facility at March 31, 2021, was $569,570.
The Company’s consolidated operations in Asia have renewable unsecured credit lines that provide up to $67,515 of borrowings and do not contain financial covenants. The additional borrowing capacity on the Asian credit lines, based on eligible collateral and the short-term notes payable, totaled $62,946 at March 31, 2021.
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
On September 24, 2020, the Company entered into an aircraft lease agreement commencing in the first quarter of 2021. This new aircraft lease replaced the Company's existing aircraft lease, which expired in March, 2021. As part of this agreement, the Company signed an $11,000 promissory note that was discharged upon the lease commencement in the first quarter of 2021. This non-cash transaction was reflected as an increase to Other assets and Short-term borrowings at December 31, 2020, and was reclassified to Operating lease right-of-use asset and Operating lease liability upon lease commencement. The promissory note included interest at 1.65 percent and contained no significant financial covenants.

The following is a summary of the Company's debt and finance leases as of March 31, 2021 and December 31, 2020.

		Principal Balance		Weighted Average Interest Rate	Principal Balance		Weighted Average Interest Rate
		Current	Long-Term		Current	Long-Term
	Maturity Date	March 31, 2021			December 31, 2020
Promissory Note	February 2021	$—	$—	—%	$11,000	$—	1.653%
Asia short term notes	Various maturities	4,569	—	3.915%	4,614	—	3.915%
		4,569	—		15,614	—

Term loan A	June 2024	13,750	171,250	3.220%	12,500	175,000	3.220%
Unsecured notes	March 2027	—	116,880	7.625%	—	116,880	7.625%
Equipment financing	May 2025	6,082	20,520	3.049%	6,037	22,058	3.049%
Finance leases and other	Various maturities	1,142	1,487	4.376%	5,840	1,332	1.509%
		20,974	310,137		24,377	315,270

Less: Unamortized debt issuance costs		—	950		—	1,005
		$25,543	$309,187		$39,991	$314,265

Additional Credit Capacity at March 31, 2021
Credit Facility	$500,000
Accounts receivable securitization facility	100,000
Asia short term notes	67,515
667,515
Less, amounts used to secure letters of credit and other unavailable funds	34,999
$632,516
The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. The covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2021.

Note 8.     Fair Value Measurements
Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. The derivative financial instruments include non-designated and cash flow hedges of foreign currency exposures. The change in values of the non-designated foreign currency hedges offset the exchange rate fluctuations related to assets and liabilities recorded on the Condensed Consolidated Balance Sheets. The cash flow hedges offset exchange rate fluctuations on the foreign currency-denominated intercompany loans and forecasted cash flows. The Company presently hedges exposures in various currencies, generally for transactions expected to occur within the next 12 months. Additionally, the Company utilizes cash flow hedges that hedge already recognized intercompany loans with maturities of up to one year. The notional amount of these foreign currency derivative instruments at March 31, 2021 and December 31, 2020 was $75,559 and $84,783, respectively. The counterparties to each of these agreements are major commercial banks.
The Company uses non-designated foreign currency forward contracts to hedge its net foreign currency monetary assets and liabilities primarily resulting from non-functional currency denominated receivables and payables of certain U.S. and foreign entities.
Foreign currency forward contracts are also used to hedge variable cash flows associated with forecasted sales and purchases denominated in currencies that are not the functional currency of certain entities. The fair value of these forward contracts is $(2,306) and $(2,291) as of March 31, 2021 and December 31, 2020. These contracts have maturities of less than twelve months pursuant to the Company’s policies and hedging practices. These contracts meet the criteria for and have been designated as cash flow hedges. Accordingly, the effective portion of the change in fair value of such forward contracts are recorded as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and are reclassified into earnings as the hedged transactions occur.
The Company utilizes cross-currency interest rate swaps to hedge the principal and interest repayment of some intercompany loans. The Company also utilizes designated foreign currency forward contracts to hedge the principal amounts of certain intercompany loans.  The fair value of these contracts is $(2,203) and $(2,345) at March 31, 2021 and December 31, 2020, respectively.  These contracts have maturities of up to one year and meet the criteria for and have been designated as cash flow hedges. Spot to spot changes are recorded in income and all other effective changes are recorded as a separate component of stockholders' equity. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the change in foreign currency exchange rates. Time value of money is included in effectiveness testing.
On July 11, 2019, in order to hedge its Term Loan A variable rate debt, with an interest rate indexed to LIBOR plus 150 basis points, the Company entered into forward-starting interest rate swaps with effective dates of December 2, 2019 and termination dates of June 27, 2024. The initial notional amount of these swaps was $200,000, which decreases quarterly by varying amounts over the life of the swaps, in accordance with the Term Loan A repayment schedule. For the three months ending March 31, 2021, net payments have been made in the amount of $744. The net quarterly payments made for the three months ending March 31, 2020 were immaterial. The interest rate swaps effectively fix the variable interest rate component on the notional amount of these swaps at 1.720 percent. The fair value of these swaps is $(6,702) and $(8,602) at March 31, 2021 and December 31, 2020, respectively. The swaps qualify for hedge accounting and, therefore, changes in the fair value of the swaps have been recorded in accumulated other comprehensive income. The Company assesses hedge effectiveness prospectively and retrospectively, based on regression of the period to period change in swap and hedged item values.
The derivative instruments are subject to master netting arrangements with the counterparties to the contracts. The following table presents the location and amounts of derivative instrument fair values in the Condensed Consolidated Balance Sheets:

Assets/(liabilities)	March 31, 2021	December 31, 2020
Designated as hedging instruments:
Gross amounts recognized	$(11,211)	$(13,238)
Gross amounts offset	—	—
Net amounts	$(11,211)	$(13,238)
Not designated as hedging instruments:
Gross amounts recognized	$(214)	$(1,156)
Gross amounts offset	70	148
Net amounts	$(144)	$(1,008)
Net amounts presented:
Accrued liabilities	$(7,543)	$(8,591)
Other long-term liabilities	(3,812)	(5,655)
The following table presents the location and amount of gains and losses on derivative instruments designated as cash flow hedges in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	$573	$(3,601)
Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Earnings
Net sales	$(763)	$180
Interest expense	(778)	(30)
Other non-operating income	207	360
	$(1,334)	$510

The following table presents the location and amount of gains and losses on foreign exchange contract derivatives not designated as hedging instruments in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2021	2020
Other non-operating (expense) income	$(913)	$6,248
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
The valuation of foreign currency derivative instruments was determined using widely accepted valuation techniques. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including forward points. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as current credit ratings, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety were to be classified in Level 2 of the fair value hierarchy.
The valuation of stock-based liabilities was determined using the Company's stock price, and as a result, these liabilities are classified in Level 1 of the fair value hierarchy. The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivatives	$(4,653)	$—	$(4,653)	$—
Interest Rate Swaps	(6,702)	—	(6,702)	—
Stock-based Liabilities	(25,756)	(25,756)	—	—

	December 31, 2020
	Total Liabilities	Quoted Prices in Active Markets for Identical Assets Level (1)	Significant Other Observable Inputs Level (2)	Significant Unobservable Inputs Level (3)
Foreign Currency Derivatives	$(5,644)	$—	$(5,644)	$—
Interest Rate Swaps	(8,602)	—	(8,602)	—
Stock-based Liabilities	(18,712)	(18,712)	—	—
The fair value of Cash and cash equivalents, Notes receivable, restricted cash included in Other current assets and Other assets, Short-term borrowings and the Current portion of long-term debt and finance leases at March 31, 2021 and December 31, 2020 are equal to their corresponding carrying values as reported on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.  Each of these classes of assets and liabilities is classified within Level 1 of the fair value hierarchy.
The fair value of Long-term debt and finance leases is $327,837 and $335,070 at March 31, 2021 and December 31, 2020, respectively, and is classified within Level 2 of the fair value hierarchy.  The value of Long-term debt and finance leases is $310,137 and $315,270 as reported in the Debt footnote as of March 31, 2021 and December 31, 2020, respectively.

Note 9.     Pensions and Postretirement Benefits Other than Pensions
The following tables disclose the amount of net periodic benefit costs for the three months ended March 31, 2021 and 2020 for the Company’s defined benefit plans and other postretirement benefits:

	Pension Benefits - Domestic
	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit cost:
Service cost	$2,745	$2,497
Interest cost	6,595	8,308
Expected return on plan assets	(13,169)	(14,194)
Amortization of actuarial loss	6,978	7,221
Amortization of prior service cost	353	192
Net periodic benefit cost	$3,502	$4,024

	Pension Benefits - International
	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit cost:
Interest cost	$1,568	$2,099
Expected return on plan assets	(1,890)	(2,218)
Amortization of actuarial loss	1,422	1,034
Amortization of prior service cost	76	66
Net periodic benefit cost	$1,176	$981

	Other Post Retirement Benefits
	Three Months Ended March 31,
	2021	2020
Components of net periodic benefit cost:
Service cost	$372	$360
Interest cost	1,342	1,830
Amortization of actuarial gain	(429)	(106)
Amortization of prior service credit	—	(22)
Net periodic benefit cost	$1,285	$2,062

The Company has no minimum funding requirements for its domestic pension plans in 2021. As a result of the Merger, as well as due to tax planning considerations related to probable changes in U.S. tax law, the Company anticipates reducing its voluntary contributions to its domestic pension plans during 2021 as compared to the amount disclosed at December 31, 2020. During 2021, the Company expects to contribute between $8,000 and $28,000 to its domestic and international pension plans.

Note 10.     Stockholders’ Equity
The following tables provide a quarterly reconciliation of the equity accounts attributable to Cooper Tire & Rubber Company and to the noncontrolling shareholders' interests for the year to date as of March 31, 2021 and 2020:

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2020	$87,850	$20,815	$2,646,567	$(446,909)	$(919,424)	$1,388,899	$21,692	$1,410,591
Net income	—	—	22,059	—	—	22,059	31	22,090
Other comprehensive loss	—	—	—	(4,553)	—	(4,553)	(326)	(4,879)
Stock compensation plans	—	(1,892)	(111)	—	2,280	277	—	277
Cash dividends - 0.105 per share	—	—	(5,301)	—	—	(5,301)	—	(5,301)
Balance at March 31, 2021	$87,850	$18,923	$2,663,214	$(451,462)	$(917,144)	$1,401,381	$21,397	$1,422,778

	Common Stock $1 Par Value	Capital in Excess of Par Value	Retained Earnings	Cumulative Other Comprehensive (Loss) Income	Common Shares in Treasury	Total Parent Stockholders’ Equity	Noncontrolling Shareholders’ Interests in Consolidated Subsidiary	Total Stockholders’ Equity
Balance at December 31, 2019	$87,850	$22,175	$2,524,963	$(447,580)	$(922,783)	$1,264,625	$63,108	$1,327,733
Net (loss) income	—	—	(11,591)	—	—	(11,591)	274	(11,317)
Other comprehensive loss, excluding currency loss charged to equity as part of acquisition of noncontrolling shareholder interest	—	—	—	(52,682)	—	(52,682)	(544)	(53,226)
Stock compensation plans	—	(1,235)	(43)	—	1,377	99	—	99
Cash dividends - 0.105 per share	—		(5,277)	—	—	(5,277)	—	(5,277)
Acquisition of noncontrolling shareholders' interest	—	(5,714)	—	(11,748)	—	$(17,462)	(44,810)	(62,272)
Balance at March 31, 2020	$87,850	$15,226	$2,508,052	$(512,010)	$(921,406)	$1,177,712	$18,028	$1,195,740

Note 11.     Changes in Accumulated Other Comprehensive (Loss) Income by Component
The following tables provide a quarterly reconciliation of each component of Accumulated other comprehensive (loss) income:

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2020	$(43,321)	$(6,772)	$(396,816)	$(446,909)
Other comprehensive (loss) income before reclassifications	(11,862)	573	—	(11,289)
Foreign currency translation effect	—	—	(805)	(805)
Income tax effect	—	(99)	—	(99)
Amount reclassified from accumulated other comprehensive (loss) income
Cash flow hedges	—	1,334	—	1,334
Amortization of prior service cost	—	—	429	429
Amortization of actuarial losses	—	—	7,971	7,971
Income tax effect	—	(372)	(1,722)	(2,094)
Other comprehensive loss	(11,862)	1,436	5,873	(4,553)
Ending Balance, March 31, 2021	$(55,183)	$(5,336)	$(390,943)	$(451,462)

	Cumulative Translation Adjustment	Derivative Instruments	Post- retirement Benefits	Total
Ending Balance, December 31, 2019	$(58,186)	$(549)	$(388,845)	$(447,580)
Other comprehensive income (loss) before reclassifications	(48,998)	(3,601)	(31,490)	(84,089)
Foreign currency translation effect	—	—	4,708	4,708
Income tax effect	—	984	7,857	8,841
Amount reclassified from accumulated other comprehensive income (loss)
Cash flow hedges	—	(510)	—	(510)
Amortization of prior service credit	—	—	236	236
Amortization of actuarial losses	—	—	8,149	8,149
Income tax effect	—	53	(1,818)	(1,765)
Other comprehensive income (loss)	(48,998)	(3,074)	(12,358)	(64,430)
Ending Balance, March 31, 2020	$(107,184)	$(3,623)	$(401,203)	$(512,010)

Note 12.     Comprehensive Income (Loss) Attributable to Noncontrolling Shareholders’ Interests
The following table provides the details of the comprehensive income (loss) attributable to noncontrolling shareholders' interests:

	Three Months Ended March 31,
	2021	2020
Net income attributable to noncontrolling shareholders’ interests	$31	$274
Other comprehensive income (loss):
Currency translation adjustments	(326)	(544)
Comprehensive income (loss) attributable to noncontrolling shareholders’ interests	$(295)	$(270)

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
The Company regularly reviews the probable outcome of outstanding legal proceedings and the availability and limits of insurance coverage, and accrues for such legal proceedings at the time a loss is probable and the amount of the loss can be estimated. As part of its regular review, the Company monitors trends that may affect its ultimate liability and analyzes developments and variables likely to affect pending and anticipated claims against the Company and the reserves for such claims. The Company utilizes claims experience, as well as trends and developments in the litigation climate, in estimating its required accrual. Based on the Company's quarterly review, coupled with normal activity, including the addition of another quarter of self-

insured incidents, settlements and changes in the amount of reserves, the Company increased its accrual to $99,291 at March 31, 2021, compared to $95,339 at December 31, 2020.
The addition of another three months of self-insured incidents through March 31, 2021 accounted for an increase of $6,761 in the Company's product liability reserve. Settlements, changes in the amount of reserves for cases where sufficient information is known to estimate a liability, and changes in assumptions, including the estimate of anticipated claims and settlement values, increased the liability by $91 at March 31, 2021. During the first quarter of 2021, the Company paid $2,900 to resolve cases and claims.
The Company’s product liability reserve balance at March 31, 2021 totaled $99,291 (the current portion of $18,398 is included in Accrued liabilities and the long-term portion is included in Other long-term liabilities on the Condensed Consolidated Balance Sheets), and the balance at December 31, 2020 totaled $95,339 (current portion of $18,337).
The product liability expense reported by the Company includes amortization of insurance premium costs, adjustments to settlement reserves and legal costs incurred in defending claims against the Company. Legal costs are expensed as incurred and product liability insurance premiums are amortized over coverage periods.
Product liability expenses are included in Cost of products sold in the Condensed Consolidated Statements of Operations. Product liability expense was as follows:

	Three Months Ended March 31,
	2021	2020
Product liability expense	$9,818	$11,548

Note 14.     Business Segments
The Company has four segments under ASC 280, "Segments":
•North America, composed of the Company’s operations in the United States and Canada;
•Latin America, composed of the Company’s operations in Mexico, Central America and South America;
•Europe; and
•Asia.
North America and Latin America meet the criteria for aggregation in accordance with ASC 280, as they are similar in their production and distribution processes and exhibit similar economic characteristics. The aggregated North America and Latin America segments are presented as “Americas Tire Operations” in the segment disclosure. The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes wheels and racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from China-based Qingdao Ge Rui Da Rubber Co., Ltd. ("GRT") and ACTR Company Limited ("ACTR"). TBR tires had also been sourced through off-take agreements with Prinx Chengshan (Shandong) Tire Company Ltd. ("PCT") and Sailun Vietnam through December 31, 2020.
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
Both the Europe and Asia segments have been determined to be individually immaterial, as they do not meet the quantitative requirements for segment disclosure under ASC 280. In accordance with ASC 280, information about operating segments that are not reportable shall be combined and disclosed in an all other category separate from other reconciling items. As a result, these two segments have been combined in the segment operating results discussion. The results of the combined Europe and Asia segments are presented as “International Tire Operations.” The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity primarily manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the People’s Republic of China ("PRC") and Vietnam. Cooper Kunshan Tire, in the PRC, manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, and ACTR, a joint venture manufacturing facility located in Vietnam, serve as global sources of TBR tire production for the Company. The segment also procured certain TBR tires under off-take agreements with PCT and Sailun Vietnam through December 31, 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.

The following table details segment financial information:

	Three Months Ended March 31,
	2021	2020
Net sales:
Americas Tire
External customers	$554,300	$449,486
Intercompany	8,021	7,569
	562,321	457,055
International Tire
External customers	101,527	82,207
Intercompany	37,842	20,180
	139,369	102,387
Eliminations	(45,863)	(27,748)
Consolidated net sales	$655,827	$531,694

Operating profit (loss):
Americas Tire	$59,772	$10,416
International Tire	3,207	(10,279)
Unallocated corporate charges	(23,032)	(6,951)
Eliminations	(2,169)	586
Consolidated operating profit (loss)	$37,778	$(6,228)

Interest expense	$(5,130)	$(5,007)
Interest income	699	1,696
Other pension and postretirement benefit expense	(2,846)	(4,210)
Other non-operating income	133	1,773
Income (Loss) before income taxes	$30,634	$(11,976)

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents information related to the consolidated results of the operations of the Company and information concerning the liquidity and capital resources of the Company. The Company's future results may differ materially from those indicated herein, for reasons including those indicated under the forward-looking statements heading below.
Consolidated Results of Operations

(Dollar amounts in thousands except per share amounts)
	Three Months Ended March 31,
	2021	2020	Change
Net Sales
Americas Tire	$562,321	$457,055	$105,266
International Tire	139,369	102,387	36,982
Eliminations	(45,863)	(27,748)	(18,115)
Net sales	655,827	531,694	124,133
Operating profit (loss):
Americas Tire	59,772	10,416	49,356
International Tire	3,207	(10,279)	13,486
Unallocated corporate charges	(23,032)	(6,951)	(16,081)
Eliminations	(2,169)	586	(2,755)
Operating profit	37,778	(6,228)	44,006

Interest expense	(5,130)	(5,007)	(123)
Interest income	699	1,696	(997)
Other pension and postretirement benefit expense	(2,846)	(4,210)	1,364
Other non-operating income	133	1,773	(1,640)
Income (Loss) before income taxes	30,634	(11,976)	42,610
Income tax provision (benefit)	8,544	(659)	9,203
Net income (loss)	22,090	(11,317)	33,407
Net income attributable to noncontrolling shareholders’ interests	31	274	(243)
Net income (loss) attributable to Cooper Tire & Rubber Company	$22,059	$(11,591)	$33,650

Basic earnings (loss) per share	$0.44	$(0.23)	$0.67
Diluted earnings (loss) per share	$0.43	$(0.23)	$0.66
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

The Company expects to complete the Merger in the second half of 2021. However, the transaction could close earlier, following and subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. The Company’s stockholders approved the Merger on April 30, 2021.
COVID-19 Update
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization on March 11, 2020, the Company temporarily shut down its China, U.S., Europe, and Mexico manufacturing plants for various periods of time through the first half of 2020. By the end of the second quarter, each of the Company's facilities were reopened.
The Company’s priorities during the COVID-19 pandemic have been protecting the health and safety of its employees, responsibilities to its broader communities, and commitments to its customers and other key stakeholders. The Company has taken a variety of measures to protect the health and safety of employees, including prohibiting non-essential travel for all employees, modifying workspaces with acrylic dividers and touchless faucets, providing additional personal protective equipment and cleaning supplies, increasing cleaning protocols across all locations, transitioning to remote working arrangements for certain employees, emphasizing the importance of staying home when employees feel sick, implementing protocols to address actual and suspected COVID-19 cases and potential exposure, and enacting policies on face mask usage and appropriate social distancing at the Company's locations
The fundamentals of the Company remain strong, and the Company believes it has sufficient liquidity on hand to continue business operations during this volatile period. As disclosed in the Liquidity and Capital Resources section, the Company has total available liquidity of $1,093 million as of March 31, 2021, consisting of cash on hand and credit facilities. As a reaction to COVID-19, the Company took actions to preserve liquidity beginning late in the first quarter of 2020, including capital expenditure reductions, actions to improve working capital, reductions in discretionary spending and additional temporary cost actions. Based upon the Company's results and the effectiveness of these actions, such actions were gradually reversed throughout the second half of 2020.
COVID-19 negatively impacted the Company's business in 2020 and also presented potential new risks to it. The Company began to see the impacts of COVID-19 on its Asian operations early in the first quarter, and in customer demand in late March in the Americas and Europe, which continued into the second quarter of 2020. The situation surrounding COVID-19 remains fluid and the potential for a continued material impact on the Company increases the longer the virus effects the level of economic activity in the United States and globally. In the future, the COVID-19 pandemic may cause additional reduced demand for the Company's products, including if it results in a recessionary global economic environment. It could also lead to volatility in consumer demand for or access to Company products, including due to government actions impacting the ability to produce and ship products or impacting consumers’ movements and access to the Company's products. The Company believes that over the long term, there will continue to be strong demand for the Company's products. However, the timing and extent of demand recovery in specific markets, the resumption of travel, and product demand trends caused by future economic trends are unclear. Accordingly, there may be heightened volatility in net sales and earnings during and subsequent to the duration of the COVID-19 pandemic. The Company's customers are also being impacted by the pandemic. The success of customers in addressing the issues and maintaining their operations, including their ability to remit timely payment, could impact consumer access to, and as a result, sales of the Company's products. In addition, the COVID-19 pandemic and the Company's and government responses to it have disrupted the Company's operations, and increased its costs, and may continue to do so.
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
2021 versus 2020
Consolidated net sales for the first quarter of 2021 were $656 million compared with $532 million in the first quarter of 2020, an increase of $124 million. In 2021, the Company experienced higher unit volume of $88 million. The first quarter of 2020 was negatively impacted by the market slowdown caused by COVID-19. The Company also experienced favorable price and mix of $30 million and favorable foreign currency impact of $6 million in the first quarter of 2021 as compared to the first quarter of 2020.

The Company recorded an operating profit of $38 million in the first quarter of 2021, compared to an operating loss of $6 million in 2020. The Company's 2021 operating profit benefited from $29 million of higher unit volume, $13 million of favorable price and mix, $3 million of decreased manufacturing costs and $2 million of lower product liability expense compared to the first quarter of 2020. The first quarter of 2020 unit volume was negatively impacted by the market slowdown caused by COVID-19, which also included production days lost due to plant shut downs as a result of the pandemic. The first quarter of 2021 included $7 million of lower raw material costs, with reduction in tariff costs as a result of the Company's sourcing strategy offsetting higher raw material costs. The first quarter of 2021 also included $20 million of higher selling, general and administrative expenses. The first quarter of 2020 included $11 million of restructuring costs within the Americas Tire Operations segment related to the Company's acquisition of the remaining noncontrolling interest in COOCSA. Other costs increased $1 million in the first quarter of 2021 compared to the first quarter of 2020.
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
Product liability expense related to normal claim activity decreased $2 million in the first quarter of 2021 compared to the first quarter of 2020. Insurance premium costs and legal costs related to product liability claims in the first quarter of 2021 were comparable to the first quarter of 2020. Additional information related to the Company’s accounting for product liability costs appears in the Notes to the Condensed Consolidated Financial Statements.
Selling, general, and administrative expenses were $71 million in the first quarter of 2021 (10.9 percent of net sales) and $51 million in the first quarter of 2020 (9.6 percent of net sales).
During the first quarter of 2021, the Company incurred approximately $10,655 of expenses associated with the Merger. These expenses are recorded in Selling, general & administrative expenses on the Condensed Consolidated Statements of Operations. These expenses include $4,923 of advisory, legal and other professional fees, as well as an increase in mark to market costs of stock-based liabilities subsequent to the Merger announcement of $5,732. The mark to market cost represents the impact of the movement in the Company's closing stock price from the day prior to the Merger Agreement announcement as compared to the closing price of Company's stock on the day of the Merger Agreement announcement.
In the first quarter of 2020, the Company recorded $11 million of restructuring expense in the Americas Tire Operations segment related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA.
Interest expense was $5 million for the first quarter of each 2021 and 2020. Interest income was $1 million in the first quarter of 2021, which was a decrease from $2 million in the first quarter of 2020.
For the period ended March 31, 2021, other pension and postretirement benefit expense was $3 million as compared to $4 million for the period ended March 31, 2020. This decrease is primarily the result of the Company's improved funded status at December 31, 2020, as a result of favorable returns on plan assets in 2020, which improved the Company's funding position and lowered the actuarially determined expense for 2021 as compared to 2020.
Other non-operating income decreased $2 million in the first quarter of 2021 as compared to the first quarter of 2020. This decrease was primarily due to the impact of foreign currency forward contracts.
For the quarter ended March 31, 2021, the Company recorded income tax expense of $9 million (effective tax rate of 27.9 percent) compared to an income tax benefit of $1 million (effective tax rate of 5.5 percent) for the quarter ended March 31, 2020. The first quarter 2021 effective tax rate was influenced by $5 million of Merger-related costs which are not tax deductible, the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded. The effective tax rate for the first quarter of 2020 was impacted by $4 million of unrecognized tax benefit related to the tax deductibility of certain business expenses incurred during the quarter, the projected mix of earnings in international jurisdictions with differing tax rates and jurisdictions where valuation allowances are recorded.

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
Americas Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2021	Change	2020
Sales	$562,321	23.0%	$457,055
Operating profit	$59,772	473.8%	$10,416
Operating margin	10.6%	8.3 points	2.3%
Total unit sales change		13.6%
United States replacement market unit shipment changes:
Passenger tires
Segment		15.2%
USTMA members		12.0%
Total Industry		8.8%
Light truck tires
Segment		29.5%
USTMA members		24.6%
Total Industry		25.0%
Total light vehicle tires
Segment		18.4%
USTMA members		13.7%
Total Industry		10.9%
The source of this information is the United States Tire Manufactures Association ("USTMA") and internal sources.
Overview
The Americas Tire Operations segment manufactures and markets passenger car and light truck tires, primarily for sale in the U.S. replacement market. The segment also has a manufacturing operation in Mexico, COOCSA, which supplies passenger car and light truck tires to the Mexican, North American, Central American and South American markets. On January 24, 2020, the Company acquired the remaining noncontrolling ownership interest in COOCSA, making COOCSA a wholly-owned subsidiary. The segment also markets and distributes wheels and racing, TBR and motorcycle tires. The racing and motorcycle tires are manufactured by the Company’s European segment and by others. TBR tires are sourced from GRT and ACTR. TBR tires had also been sourced through off-take agreements with PCT and Sailun Vietnam through December 31, 2020.
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
Sales
Net sales of the Americas Tire Operations segment increased from $457 million in the first quarter of 2020 to $562 million in the first quarter of 2021. In 2021, the segment experienced higher unit volume of $62 million, as well as favorable price and mix of $43 million. Unit shipments for the segment increased 13.6 percent in the first quarter of 2021 compared with the first quarter of 2020. In the U.S., the segment’s unit shipments of total light vehicle tires increased 18.4 percent in 2021 compared with the same period in 2020. This increase compares with a 13.7 percent increase in total light vehicle tire shipments experienced by USTMA members, and a 10.9 percent increase in total light vehicle tire shipments experienced for the total industry (including an estimate for non-USTMA members). In the first quarter of 2020, Americas Tire Operations volume, as well as that of the USTMA and total industry, were negatively impacted by reduced demand as a result of the COVID-19 pandemic.
Operating Profit
Operating profit for the segment increased from $10 million for the three months ended March 31, 2020 to $60 million for the three months ended March 31, 2021. Operating profit in the first quarter of 2021 included $22 million of higher unit volume, $15 million of favorable price and mix, $2 million of lower product liability expense and $1 million of favorable manufacturing costs compared to the first quarter of 2020. The first quarter of 2020 unit volume was negatively impacted by the market slowdown caused by COVID-19, which also included production days lost due to plant shut downs as a result of the pandemic. The first quarter of 2021 included $4 million of lower raw material costs, with reduction in tariff costs as a result of the Company's sourcing strategy offsetting higher raw material costs. The first quarter of 2021 also included $3 million of higher selling, general and administrative expenses and $2 million of higher other costs compared to the first quarter of 2020. Operating profit in the first quarter of 2020 also included $11 million of restructuring costs related to the Company's acquisition of the remaining noncontrolling ownership interest in COOCSA.
The segment utilizes an internal raw material index which is calculated based upon the underlying costs of the segment's key raw materials for the period and is utilized in comparing the cost of raw materials from period to period. The segment’s internally calculated raw material index of 153.6 for the quarter ended March 31, 2021 was an increase of 1.9 percent from the quarter ended March 31, 2020. The raw material index increased 6.1 percent from the quarter ended December 31, 2020.
International Tire Operations Segment

(Dollar amounts in thousands)	Three Months Ended March 31,
	2021	Change	2020
Sales	$139,369	36.1%	$102,387
Operating profit (loss)	$3,207	n/m	$(10,279)
Operating margin	2.3%	12.3 points	(10.0)%
Total unit sales change		47.2%
n/m - not meaningful
Overview
The International Tire Operations segment is the combination of the Europe and Asia operating segments. The European operations include manufacturing operations in the U.K. and Serbia. The U.K. entity primarily manufactures and markets motorcycle and racing tires and tire retread material for domestic and global markets. The Serbian entity manufactures passenger car and light truck tires primarily for the European markets and for export to the North American segment. The Asian operations are located in the PRC and Vietnam. Cooper Kunshan Tire, in the PRC, manufactures passenger car and light truck tires both for the Chinese domestic market and for export to markets outside of the PRC. GRT, a joint venture manufacturing facility located in the PRC, and ACTR, a joint venture manufacturing facility located in Vietnam, serve as global sources of TBR tire production for the Company. The segment also procured certain TBR tires under off-take agreements with PCT and Sailun Vietnam through December 31, 2020. The segment sells a majority of its tires in the replacement market, with a portion also sold to OEMs.
Sales
Net sales of the International Tire Operations segment were $139 million for the quarter ended March 31, 2021, compared to $102 million for the quarter ended March 31, 2020. The segment experienced $48 million of higher unit volume and $6 million of favorable foreign currency impact, partially offset by $17 million of unfavorable price and mix. Segment unit volume was up 47.2 percent compared to the first quarter of 2020. Demand in the first quarter of 2020 was negatively impacted by the COVID-19 pandemic.

Operating Profit (Loss)
In the first quarter of 2021, the segment's operating profit of $3 million compared to an operating loss of $10 million in the first quarter of 2020. The segment experienced $7 million of higher unit volume, $3 million of lower raw material costs, as the segment utilizes the FIFO method of inventory valuation, $2 million of favorable manufacturing efficiencies and $2 million of favorable price and mix. The first quarter of 2020 unit volume was negatively impacted by the market slowdown caused by COVID-19, and also included production days lost due to plant shut downs as a result of the pandemic. Selling, general and administrative costs increased $1 million in the first quarter of 2021 compared to the first quarter of 2020.
Liquidity and Capital Resources
Sources and uses of cash in operating activities
Net cash used by operating activities was $40 million in the first quarter of 2021 compared to $114 million of net cash used by operating activities in the first quarter of 2020. The improvement in operating cash flows was partially driven by the Company's increased net income in 2021 of $22 million, as compared to a net loss of $11 million in 2020. Changes in operating assets and liabilities in 2021 used $145 million of net cash, as compared to the usage of $141 million in 2020. Lower sales volume and decreased production activity in the first quarter of 2020 as a result of the COVID-19 pandemic resulted in favorable movement in accounts and notes receivable and inventory in 2020. In the first quarter of 2021, movement in accounts and notes receivable was unfavorable due to increased sales volume, while the Company is building inventory to meet forecasted demand and replenishing its inventory on hand from depleted levels at December 31, 2020. The Company also experienced favorable movement in accounts payable in the first quarter of 2021 due to increased purchasing related to inventory, coupled with continuing capital spending. Non-cash items contributed $83 million of favorable cash flow movement in the first quarter of 2021, compared to $38 million contributed in the first quarter of 2020, with the Company experiencing growth in its LIFO reserve in the first quarter of 2021 as a result of the Company's growth in inventory from December 31, 2020.
Sources and uses of cash in investing activities
Net cash used in investing activities reflects capital expenditures of $57 million and $55 million in 2021 and 2020, respectively.
Sources and uses of cash in financing activities
In the first quarter of 2020, the Company had $269 million of net short term borrowings, as the Company utilized its revolving credit facility and accounts receivable securitization facility to increase cash on hand for working capital and general corporate purposes as it managed the impacts of the COVID-19 pandemic prior to repaying the borrowings in the third quarter of 2020. In the first quarter of 2021, the Company did not repay any of its net short-term debt at its Asian operations as compared to $4 million of such payments in the first quarter of 2020. In the first quarter of 2021, the Company repaid $10 million of long-term debt and finance lease obligations as compared to $3 million in the first quarter of 2020.
In the first quarter of 2020, the Company paid $62 million for the acquisition of the remaining noncontrolling ownership interest in COOCSA, as well as for services rendered by members of the joint venture workforce that were also shareholders of the non-controlling interest.
Dividends paid on the Company’s common shares were $5 million in the first quarter of both 2021 and 2020.
Available cash, credit facilities and contractual commitments
At March 31, 2021, the Company had cash and cash equivalents of $460 million. This does not include restricted cash of $71 million, which includes amounts in a trust to provide funding for benefits payable and other potential payments to directors, executive officers and certain other employees under various plans and agreements of the Company as a result of the Merger.
Domestically, the Company's Credit Facility with a consortium of several banks provides up to $700 million and expires in June 2024. Of this borrowing capacity, $200 million is allocated to the Term Loan A, while the remaining $500 million is allocated to a revolving credit facility. The Term Loan A was drawn in December 2019 primarily to pay for maturing unsecured notes. The Credit Facility also includes a $110 million letter of credit sub-facility.
The Company also has an accounts receivable securitization facility with a borrowing limit of up to $100 million, based on eligible receivables, which expires in December 2022.
At March 31, 2021, the Company has no borrowing drawn on its revolving credit facility or accounts receivable securitization facility. These credit facilities have been used to secure letters of credit of $18 million at March 31, 2021. The Company’s additional borrowing capacity under these facilities, net of amounts used to back letters of credit and based on available collateral at March 31, 2021, was $570 million. The Company’s revolving credit facilities contain restrictive covenants which limit or preclude certain actions based upon the measurement of certain financial covenant metrics. However, the covenants are structured such that the Company expects to have sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2021.

The Company’s operations in Asia have annual renewable unsecured credit lines that provide up to $68 million of borrowings and do not contain significant financial covenants. The additional borrowing capacity on the Asian credit lines totaled $63 million at March 31, 2021.
The Company believes that its cash and cash equivalent balances, along with available cash from operating cash flows and credit facilities, will be adequate to fund its typical needs, including working capital requirements, projected capital expenditures, and dividend goals as it navigates the COVID-19 pandemic. The Company also believes it has access to additional funds from capital markets to fund potential strategic initiatives. Short-term borrowings at March 31, 2021 include $5 million of short-term notes of consolidated subsidiaries. The Company expects to refinance or pay the short-term notes within the next twelve months.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “imply,” “intend,” “may,” “objective,” “opportunity,” “outlook,” “plan,” “position,” “potential,” “predict,” “project,” “prospective,” “pursue,” “seek,” “should,” “strategy,” “target,” “will,” “would” or other similar expressions that convey the uncertainty of future events or outcomes. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:
•the ability to complete the proposed Merger of the Company and Goodyear on anticipated terms and timetable;
•the effect of restructuring or reorganization of business components;
•uncertainty and weaknesses in global economic conditions, including the impact of the ongoing coronavirus (COVID-19) pandemic, or similar public health crises, on the Company’s and Goodyear’s financial condition, operations, distribution channels, customers and suppliers, as well as potentially exacerbating other factors discussed herein;
•continued volatility in raw material and energy prices, including those of rubber, steel, petroleum-based products and natural gas or the unavailability of such raw materials or energy sources, which may impact the price-adjustment calculations under sales contracts;
•delays or disruptions in the supply chain resulting in increased costs or disruptions in operations;
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

We have based our forward-looking statements on our current expectations, estimates and projections about our industry and our partnership. We caution that these statements are not guarantees of future performance and you should not rely unduly on them, as they involve risks, uncertainties, and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. While our management considers these assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, our actual results may differ materially from the future performance that we have expressed or forecast in our forward-looking statements. Differences between actual results and any future performance suggested in our forward-looking statements could result from a variety of factors, including the following:

•the failure to satisfy various other conditions to the closing of the transaction contemplated by the Merger Agreement;
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
•governmental regulation;
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
•risks involving the acts or omissions of our joint venture partners;
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
Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2021 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

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
The Company, under the supervision and with the participation of management, including the CEO and CFO, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of March 31, 2021 (“Evaluation Date”)). Based on its initial evaluation, the Company's CEO and CFO concluded that its disclosure controls and procedures were effective as of the Evaluation Date.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     LEGAL PROCEEDINGS
The Company is a defendant in various judicial proceedings arising in the ordinary course of business. A significant portion of these proceedings are product liability cases in which individuals involved in motor vehicle accidents seek damages resulting from allegedly defective tires manufactured by the Company. After reviewing all of these proceedings, and taking into account all relevant factors concerning them, the Company does not believe that any liabilities resulting from these proceedings are reasonably likely to have a material adverse effect on its liquidity, financial condition or results of operations in excess of amounts recorded at March 31, 2021. In the future, such costs could have a materially greater impact on the consolidated results of operations and financial position of the Company than in the past.

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

The Company's stockholders approved the Merger on April 30, 2021. The other conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by November 22, 2021 (subject to the Company’s and Goodyear’s ability to extend the date to May 23, 2022, either Goodyear or the Company may choose not to proceed with the Merger. The parties can mutually decide to terminate the Merger Agreement at any time. In addition, Goodyear could determine that it is unwilling or unable to close the Merger.

The price of the Company’s common stock and the Company’s debt securities, as well as the Company’s financial results, may be negatively impacted if the Merger is not completed.

If the Merger is not completed for any reason, the Company’s business and financial results may be adversely affected, including as follows:
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

The Company and its directors have been and may continue to be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies enter into agreements for transactions similar to those contemplated by the Merger Agreement, and such lawsuits have been and may be brought against the Company and its directors in connection with the Merger Agreement. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect the Company’s business, financial position and results of operations.

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
The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted financial markets and international trade, resulted in increased unemployment levels and significantly impacted global supply chains. The Company’s results may be adversely impacted by this economic disruption, including impacting tire unit volumes, sales, production, income and cash flow.  In addition, the Company’s ability to continue implementing important strategic initiatives and capital expenditures may be affected as it devotes time and other resources to responding to the impacts of the COVID-19 pandemic. In response to government mandates and health care advisories, the Company altered certain aspects of its operations, including the temporary idling of manufacturing facilities for various lengths of time. A portion of the Company's workforce has had to spend a significant amount of time working remotely, which may increase cybersecurity and data security risks, and disrupt internal controls and procedures.
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
The situation surrounding COVID-19 remains fluid. In late 2020, vaccines for COVID-19 were approved by health agencies in certain countries in which the Company operates (including the U.S., U.K., Canada and Mexico) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to health care and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. The timing of full administration of the COVID-19 vaccines is uncertain at this time. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, government mandated restrictions and regulations, business and workforce disruptions, impact on demand for Company products, and the effectiveness of actions taken to contain and treat the disease, including the efficacy of and ability to widely distribute vaccinations.
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
The Company’s business depends on the continued service of key members of its management. The loss of the services of a significant number of members of its management team could have a material adverse effect on its business. The Company’s future success will also depend on its ability to attract, retain and develop highly skilled personnel, such as engineering, marketing, information technology and senior management professionals. Competition for these employees is intense and the Company could experience difficulty in hiring and retaining the personnel necessary to support its business. If the Company does not succeed in retaining its current employees and attracting new high-quality employees, its business could be materially adversely affected. See also related comments under "In connection with the Merger, the Company may lose management personnel and other employees, which could adversely impact the Company's future business operations."
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
The Company has and may in the future initiate restructuring actions designed to improve future profitability and competitiveness, and enhance the Company’s flexibility, including the outcome of the restructurings and related actions in Europe, the U.S. and at the Company's manufacturing facility in Mexico, as well as other current and potential future outcomes from the Company's ongoing region by region global footprint assessment. The Company may not realize anticipated savings or benefits from the Mexico purchase and restructuring, or other actions, in full or in part or within the time periods it expects. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these actions. Failure to realize anticipated savings or benefits from the Company’s actions could have an adverse effect on the business and could result in potential unexpected costs or other impacts. Such restructuring actions and impairments or other charges, including pension obligations, could have a significant negative effect on the Company’s earnings or cash flows in the short-term.
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
The Company faces both general industry and Company-specific challenges. These include volatile raw material costs, increasing product complexity and pressure from competitors with greater resources or manufacturing in lower-cost regions. To address these challenges and position the Company for future success, the Company continues to execute its strategic plan.
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
The Company’s success depends in part upon its ability to use and protect its proprietary technology and other intellectual property, which generally covers various aspects in the design and manufacture of its products and processes. The Company owns and uses tradenames and trademarks worldwide. The Company relies upon a combination of trade secrets, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect its intellectual property rights. The steps the Company takes in this regard may not be adequate to protect its intellectual property or to prevent or deter challenges or infringement or other violations of its intellectual property, and the Company may not be able to detect unauthorized use or take appropriate and timely steps to enforce its intellectual property rights.
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
The Company has affiliate, subsidiary and joint venture operations worldwide, including in the U.S., Europe, Mexico, the PRC and Vietnam. The Company has a wholly-owned manufacturing entity, Cooper Kunshan Tire, and is the majority owner of GRT, both in the PRC. The Company also has COOCSA, a wholly-owned manufacturing entity in Mexico, after purchasing the remaining noncontrolling interest on January 24, 2020, and has established operations in Serbia and the U.K. Additionally, the Company has a joint venture in Vietnam which produces TBR tires. There are a number of risks in doing business abroad, including political and economic uncertainty, social unrest, sudden changes in laws and regulations, including those enacted in response to pandemics, ability to enforce existing or future contracts, shortages of trained labor and the uncertainties associated with entering into joint ventures or similar arrangements in foreign countries. These risks may impact the Company’s ability to expand its operations in different regions and otherwise achieve its objectives relating to its foreign operations, including utilizing these locations as suppliers to other markets. In addition, compliance with multiple and potentially conflicting foreign laws and regulations, import and export limitations and exchange controls is complex and expensive. For example, the Company could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and, in some cases, other persons, for the purpose of obtaining or retaining business or obtaining another improper benefit. Violations of these laws and regulations could result in civil and criminal fines, penalties and sanctions against the Company, its officers or its employees, prohibitions on the conduct of the Company’s business and on its ability to offer products and services in one or more countries, and could also harm the Company’s reputation, business and results of operations. The Company’s foreign operations also subject it to the risks of international terrorism and hostilities and to foreign currency risks, including exchange rate fluctuations and limits on the repatriation of funds. See also related comments under "The Company’s results could be impacted by changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments on imported tires, raw materials or equipment used in tire manufacturing", "There are risks associated with the Company’s global strategy, which includes using joint ventures and partially-owned subsidiaries" and "The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business."
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. On January 23, 2020, the Withdrawal Act, after clearing all stages in the U.K. Parliament, received royal assent from the Queen. On December 24, 2020, the U.K. and the European Union announced an agreement on the EU-UK Trade and Cooperation Agreement ("EU-UK Agreement"). The trade deal was formally approved by the U.K. House of Commons on December 30, 2020 and by the European Union legislature on April 28, 2021. While the EU-UK Agreement moves to remove uncertainty and a significant amount of financial risk associated with the U.K.’s exit from the European Union, the Company is still assessing the agreement details and the related impact on the Company's U.K business and other operations. The new trading relationship between the U.K and the European Union will result in increased costs of goods imported into the U.K. from the European Union and exported from the U.K. into the European Union. The movement of goods between the U.K. and the European Union will continue to be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Also, there will be additional costs related to goods that are deemed to originate outside of the U.K. or European Union, as well as Serbia, and for which the originating country has no trade agreement with the U.K.
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
Item 2.    ISSUER PURCHASES OF EQUITY SECURITIES
During the quarter ended March 31, 2021, the Company did not purchase any equity securities registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	—		—	$193,123
February 1, 2021 through February 28, 2021	—		—	193,123
March 1, 2021 through March 31, 2021	—		—	193,123
Total	—		—

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
(Principal Financial Officer)

/s/ Mark A. Young
Mark A. Young
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
May 3, 2021
(Date)

Item 6.    EXHIBITS
(a) Exhibits

2.1
Agreement and Plan of Merger, dated February 22, 2021 by and among Cooper Tire & Rubber Company, The Goodyear Tire & Rubber Company and Vulcan Merger Sub Inc., is incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K dated February 21, 2021*

3.1
Restated Certificate of Incorporation, as amended and filed with the Secretary of State of Delaware on May 4, 2010, is incorporated herein by reference from Exhibit 3(i) of the Company’s Form 10-Q for the quarter ended March 31, 2010

3.2	Bylaws of the Company, as amended as of February 21, 2021, is incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K dated February 24, 2021
(31.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	The cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Certain exhibits and schedules have been omitted and the Company agrees to furnish supplementally to the Commission a copy of any omitted exhibits upon request.